Form 10QSB
period 1995-06-30
BABYSTAR INC
filed 1995-08-18
CIK 806842

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-QSB
(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995

/ / Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number   0-15929

                               BABYSTAR, INC.
 ---------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

                DELAWARE                                   11-2726109
     ------------------------------                    ------------------
     (State or Other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                   Identification No.)

                   165 University Ave, Westwood, MA 02090
 ---------------------------------------------------------------------------
             (Address of Principal Executive Offices)

                               (617) 326-4100
 ---------------------------------------------------------------------------
         (Issuer's Telephone Number, Including Area Code)

 ---------------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No ____

                   APPLICABLE ONLY TO ISSUERS INVOLVED IN
                      BANKRUPTCY PROCEEDINGS DURING THE
                            PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ____     No ____


                    APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

   Common Stock, $0.01 par value      4,712,795 shares at August 15, 1995

     Traditional Small Business Disclosure Format (check one):

Yes ____    No ____

                        FORM 10-QSB QUARTERLY REPORT

                        BABYSTAR, INC. AND SUBSIDIARY

                                    INDEX

                                                                PAGE
                                                                ----
Part I:             FINANCIAL INFORMATION

Consolidated Balance Sheets - June 30, 1995
     and December 31, 1994                                        3

Consolidated Statements of Operations - Three Months
     and Six Months Ended June 30, 1995 and 1994                   4

Consolidated Statement of Stockholders' Equity                    5

Consolidated Statements of Cash Flows - Six Months
     Ended June 30, 1995 and 1994                                 6

Notes to Financial Statements                                   7-9

Item 2.

Management's Discussion and Analysis of Financial
     Conditions and Operations                                 10-13

Part II:               OTHER INFORMATION

Items 1-6.                                                        14

Signatures                                                        15

                      BABYSTAR, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                     ASSETS


                                                      June 30,     December 31,
                                                        1995           1994
                                                      --------     ------------
CURRENT ASSETS
   Cash                                                 $78,655     $2,404,000
   Accounts receivable                                2,610,896
   Inventories                                        6,427,081
   Note receivable                                       50,000        241,000
   Other current assets                                  70,358         24,000
                                                    -----------     ----------
            Total current assets                      9,236,990      2,669,000

PROPERTY AND EQUIPMENT, AT COST
   Furniture, equipment, and leasehold
     improvements                                       206,863         29,000
   Less accumulated depreciation                        (83,472)       (27,000)
                                                    -----------     ----------
          Property and equipment, net                   123,391          2,000

OTHER ASSETS
   Security deposit                                       6,873          7,000
   Organization costs, net of accumulated
     amortization                                        70,928
   Goodwill, net of accumulated amortization            717,339
                                                    -----------     ----------
          Total other assets                            795,140          7,000
                                                    -----------     ----------
                                                    $10,155,521     $2,678,000
                                                    ===========     ==========

             LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Note payable, bank                                $3,414,551       $139,000
   Accounts payable                                   3,294,230
   Accrued expenses and other accrued liabilities       296,649         97,000
   Current portion of capital lease obligations         12,770
                                                    -----------     ----------
          Total current liablilities                  7,018,200        236,000

OTHER LIABILITIES
   Capital lease obligations, net of
     current portion                                     11,210

STOCKHOLDERS' EQUITY
   Non-designated preferred stock, par value $.01 per share - 5,000,000 authorized; no shares issued and outstanding

   Common stock, par value $.01 per share -
     20,000,000 authorized; 4,712,795 shares issued
     and outstanding at June 30, 1995 and 3,512,795
     shares at December 31, 1994                         47,128         35,000


   Additional paid-in capital                         8,805,251      7,497,000
   Retained earnings(deficit)                        (5,726,268)    (5,090,000)
                                                    -----------     ----------
          Total stockholders' equity                  3,126,111      2,442,000
                                                    -----------     ----------
                                                    $10,155,521     $2,678,000
                                                    ===========     ==========
See Notes to Financial Statements.

                        BABYSTAR, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                      THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------        ----------------------------
                                                         1995              1994             1995               1994
                                                      ----------      -----------        -----------     -------------
SALES                                                 $7,846,143               $0        $11,727,497

COST OF SALES                                          6,763,493                0         10,143,313
                                                      ----------        ---------        -----------       -----------
GROSS PROFIT                                           1,082,650                0          1,584,184                 0

   Service Revenue                                        41,506                              41,506
                                                      ----------        ---------        -----------       -----------
TOTAL REVENUES                                         1,124,156                0          1,625,690                 0

OPERATING EXPENSES                                     1,080,818           22,342          1,664,501            30,342
                                                      ----------        ---------        -----------       -----------
OPERATING INCOME(LOSS)                                    43,338          (22,342)           (38,811)          (30,342)

OTHER INCOME (EXPENSE):
   Rental/Other income                                    10,145                              14,966
   Non-recurring loss on disposal of building                                                                  (47,000)
   Interest income (expense)                             (42,147)          20,903            (62,021)           48,903
                                                      ----------        ---------        -----------       -----------
               Total other income (expense)              (32,002)          20,903            (47,033)            1,903
                                                      ----------        ---------        -----------       -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                  11,336           (1,439)           (85,844)          (28,439)

PROVISION FOR STATE INCOME TAXES                          12,020                              20,940
                                                      ----------        ---------        -----------       -----------
NET INCOME(LOSS) FROM CONTINUING OPERATIONS                 (684)          (1,439)          (106,784)          (28,439)

INCOME(LOSS) FROM DISCONTINUED OPERATIONS                114,192         (856,561)          (182,632)       (1,347,561)
                                                      ----------        ---------        -----------       -----------
NET INCOME(LOSS)                                        $113,508        ($858,000)         ($289,416)      ($1,376,000)
                                                      ==========        =========        ===========       ===========
Weighted average number of shares:

   Primary                                             5,951,683        3,512,795          5,604,387         3,512,795
   Fully-dilutive                                      6,108,257        3,512,795          5,908,257         3,512,795

Primary earnings (loss) per share:
   Continuing operations                                  ($0.00)          ($0.00)            ($0.02)          ( $0.01)
   Discontinued operations                                 $0.02           ($0.24)            ($0.03)           ($0.38)
                                                      ----------        ---------        -----------       -----------
          Net                                              $0.02           ($0.24)            ($0.05)           ($0.39)
                                                      ==========        =========        ===========       ===========
Fully-dilutive earnings (loss) per share:
   Continuing operations                                  ($0.00)          ($0.00)            ($0.02)           ($0.01)
   Discontinued operations                                 $0.02           ($0.24)            ($0.03)           ($0.38)
                                                      ----------        ---------        -----------       -----------
          Net                                              $0.02           ($0.24)            ($0.05)           ($0.39)
                                                      ============      =========        ===========       ===========

See Notes to Financial Statements.

                        BABYSTAR, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                JUNE 30, 1995

                                                                               Additional   Retained
                                 Preferred Stock          Common Stock          Paid-In     Earnings
                                Shares     Amount       Shares     Amount       Capital     (Deficit)       Total
                                ------     ------       ------     ------       -------     ---------       -----
Balance-January 1, 1995              0         $0     3,512,795   $35,128      $7,497,251  ($5,089,514)   $2,442,865
Net (loss) for the 3 months
  ended March 31, 1995                                                                        (289,416)    ($289,416)

Issuance of shares under
  merger agreement                                    1,200,000    12,000       1,308,000                 $1,320,000

Retirement of subsidiary
  treasury stock                                                                              (210,000)    ($210,000)

Sub-S distribution to
  subsidiary stockholder                                                                      (137,000)    ($137,000)

Other                                                                                             (338)        ($338)
                              --------    -------     ---------   -------      ----------  -----------     ---------
Balance-June 30, 1995                0         $0     4,712,795   $47,128      $8,805,251  ($5,726,268)    3,126,111
                              ========    =======     =========   =======      ==========  ===========     =========


See Notes to Financial Statements.

                        BABYSTAR, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994
                                 (Unaudited)

                                                         1995          1994
                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                  ($289,416)   ($1,376,000)
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   acitvities:
     Loss on disposal of building                                       47,000
     Depreciation and amortization                       51,870          9,000
     Provision for decline in receivables                               25,000
     Changes in assets and liabilities:
        Accounts receivable                          (2,053,438)
        Inventories                                  (2,981,037)        91,000
        Other assets                                    261,753         76,000
        Accounts payable                              1,250,578         13,000
        Bankers Acceptances Payable                                    (41,000)
        Other liabilities                                 4,360         83,000
                                                     ----------    -----------
                   Total adjustments                 (3,465,914)       303,000
                                                     ----------    -----------
             Net cash provided by (used in)
             operating activities                    (3,755,330)    (1,073,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Collection of notes receivable                       191,000      1,050,000
   Issuance of notes receivable                                       (350,000)
   Acquisition of property and equipment                (63,050)        (3,000)
   Payments related to disposal of building                            (77,000)
   Organization costs                                   (77,376)
   Cash acquired upon purchase of business                1,807
                                                     ----------    -----------
             Net cash provided by (used in)
             investing activities                        52,381        620,000

CASH FLOWS FROM FINANCING ACTIVITIES:
   Note payable, bank                                 2,789,976
   Note payable, stockholder                         (1,059,161)
   Payments on capital lease obligations                 (6,211)
   Shareholder distribution                            (137,000)
   Purchase of treasury stock                          (210,000)
                                                     ----------    -----------
             Net cash provided by (used in)
             financing activities                     1,377,604              0
                                                     ----------    -----------
NET INCREASE (DECREASE) IN CASH                      (2,325,345)    (1,073,000)

CASH, BEGINNING OF PERIOD                             2,404,000      2,894,000
                                                     ----------    -----------

CASH, END OF PERIOD                                     $78,655     $1,821,000
                                                     ==========    ===========

See Notes to Financial Statements.

                        BABYSTAR INC. AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 1 - The Company

     In November 1994, the Company sold its wholly-owned subsidiary, Travel Safety Children's Products, Inc. to an entity whose principal was a former consultant to the Company for approximately $776,000, comprised of $136,000 in cash and $640,000 in the form of a promissory note. The promissory note bears interest at a rate of 8.5% is due in 14 equal monthly installments commencing in December of 1994. The principal balance due of approximately $503,000 under the promissory note as of June 30, 1995 has been fully reserved against and therefore no asset relating thereto is reported on the Company's Balance Sheet as of June 30, 1995.

     Effective on February 1, 1995, the Company acquired all of the outstanding common stock of Datatrend, Inc., a Massachusetts corporation with its principal offices in Westwood, Massachusetts.

     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, Datatrend, Inc. All intercompany accounts and transactions are eliminated in consolidation. Since discontinuing its car seat business in November of 1994 as referenced above, the Company's operations consist solely of the operations of its wholly-owned subsidiary acquired on February 1, 1995, which is engaged in the sale and distribution of computers and peripherals. Income and expenses related to the Company's car seat business are reported as Income(Loss) from Discontinued Operations.

Note 2 - Summary of Significant Accounting Policies

Inventories

     Inventories, which consist primarily of computer hardware, are stated at the lower of cost or market. Cost is determined utilizing the first-in, first-out (FIFO) method.

Property and Equipment

     Items capitalized as property and equipment are stated at cost. Depreciation is computed using accelerated methods calculated to depreciate the cost of assets over their estimated useful lives.

                        BABYSTAR INC. AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS

                                 (Continued)

Earnings(Loss) per Share

     Earnings(Loss) per share is based on the weighted average number of shares issued and outstanding during each period. Primary and fully diluted earnings per share give effect to certain outstanding warrants issued by the Company which are considered to be dilutive. As of June 30, 1995, the Company has approximately 1,792,000 warrants outstanding warrants for shares of common stock with exercise prices which are below the average bid price and the closing bid price as reported by NASDAQ for the period ended June 30, 1995, which warrants are considered to be dilutive. Primary earnings per share and fully diluted earnings per share do not give effect to approximately 2,473,200 additional warrants and stock options with exercise prices in excess of the average bid price of the common stock for the period ended June 30, 1995 which are considered to be antidilutive.

Adjustments Included in Preparing Interim Financial Statements Pursuant to
Item 310(b) Instruction 2 of Regulation S-B

     The financial statements as of June 30, 1995 and for the three and six month periods ended June 30, 1995 are unaudited. Pursuant to Item 310(b) Instruction 2 of Regulation S-B, in management's opinion, all adjustments necessary in order to make the financial statements not misleading have been made. Results of operations for the six months ended June 30, 1995 are not necessarily indicative of operations for the full year ending December 31, 1995.

Note 3 - Note Payable, Bank

     The Company's wholly-owned subsidiary, Datatrend, Inc., has a promissory note and Revolving Credit Agreement with a financial institution which permits borrowing of up to the lesser of $5,000,000, or 70% of eligible accounts receivable plus 40% of eligible inventory. The promissory note bears interest at prime rate plus 1% or LIBOR Rate plus 3.5%, at the Company's election and is collateralized by substantially all of the assets of the Company. As a part of the Revolving Credit Agreement, the Company also has an available "overadvance" facility of $1,000,000 which allows short term borrowings of up to $1,000,000 in excess of the result of the limit derived from the $5,000,000 cap or the collateral calculation referenced above. This "overadvance" facility must be paid off for a consecutive period of five days every thirty days and is therefore only intended to finance the Company's short term cash needs.

                        BABYSTAR INC. AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)

Note 4 - Lease Commitments

     The Company was party to a lease for office premises in New York pursuant to a lease expiring in July 1997. Since the Company no longer anticipated the use of these offices and has terminated all employees and business activities at said premises, the Company accrued the sum of $72,000 as of December 31, 1994, representing the approximate present value of all future payments due pursuant to that lease. The Company has negotiated a settlement of the entire lease obligation for those premises in consideration of a final payment of $7,500 and forfeiture of its security deposit and payment of monthly rent thru September 1995. As a result of this transaction, the Company has eliminated the liability for the future lease payments which is reflected in the Company's financial statement as income from discontinued operations. The expenses relating to the settlement are included as expenses from discontinued operations.

     The Company's wholly-owned subsidiary leases an office and warehouse facility under an operating lease which expires in May 1996. Minimum annual rentals through expiration are as follows:

     Year ending December 31, 1995      $161,720
     Year ending December 31, 1996      $ 63,780

Note 5 - Income Taxes

     Effective January 1, 1993, the Company adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes." At December 31, 1994 the Company has a tax asset of approximately $1,680,000 attributable to a net operating loss carryforward of approximately $4,200,000 of which $2,400,000 will expire in 2008 and $1,800,000 in 2009. The Company has established a full valuation reserve against such asset since the likelihood of realization cannot be determined. As a result of more than a 50% change in ownership, as defined in section 382 of the Internal Revenue Code, due to the public offering of the Company's common stock on June 23, 1993, utilization of the net operating loss carryforwards of approximately $1,800,000 relating to the periods prior to the public offering to offset future income is limited to approximately $200,000 per annum, based on management's estimates.

                        BABYSTAR INC. AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Reserves

     Working Capital was $2,218,790 at June 30, 1995 as compared to $2,433,000 at December 31, 1994, which represents a decrease of $214,200. The decrease in working capital resulted primarily from a loss relating to discontinuance of operations of the Company's prior subsidiary and closure of its New York offices. The results of the Company's continuing operations were basically break even during the second quarter, and the Company experienced a profit from discontinued operations as a result of certain non-recurring items (see "Discontinued Operations"), resulting in a profit for the overall second quarter. The Company entered into a Revolving Credit Agreement with a financial institution in June 1995 which increased the Company's available line of credit from $2,500,000 at March 31, 1995 to $6,000,000 (see Note 3 to Financial Statements). Based upon the increased availability under the

Revolving Credit Agreement combined with the Company's working capital and reasonable expected levels of future revenues, the Company's management believes that it will be able to meet the Company's capital needs through 1995.

Results of Operations

     In November 1994, the Company divested itself of its principal operating subsidiary. The operations of this subsidiary are treated as discontinued in the Company's financial statements. The Company also negotiated the termination of an employment contract with its prior President, terminated all employees, and negotiated the termination of a lease for its former offices in New York. Expenses related to this termination of its New York offices are treated as Income(Loss) from Discontinued Operations in the Company's financial statements.

     Effective On February 1, 1995, the Company acquired all of the capital stock of Datatrend, Inc. ("DTI") by merging a wholly owned subsidiary of the Company into DTI. DTI is a Massachusetts corporation incorporated under the laws of the Commonwealth of Massachusetts in 1993. DTI is engaged in the wholesale and retail distribution of new, used and refurbished computer hardware and components. Substantially all of the Company's business operations are currently conducted by its wholly-owned subsidiary, DTI.

     The Company's revenues and expenses from operations (exclusive of income(loss) from discontinued operations) for the six months ended June 30, 1995, reflect the operations of DTI only from the date of acquisition. The revenues and expenses for the six months ended June 30, 1994, reflect the business operations of the Company's subsidiary which was disposed of in November of 1994. Since the business of the Company has substantially changed in nature for these two periods, no meaningful comparison of financial operations for these periods is possible.

     The Company's current operations have basically been at break even in the second quarter of operation. The combined results of operations for the first and second quarters still results in a small loss for the six months ended June 30, 1995. Management attributes this loss to several factors. During the first quarter of 1995 the management of DTI devoted a significant amount of its efforts during the first part of this quarter to the transaction involving the merger of DTI. As a result, sales and operational aspects of the Company for the first quarter were adversely affected. The Company also believes that the business for the first and second quarters involve certain seasonal fluctuations affecting its sales activities. Sales and revenues for the second quarter did in fact increase over the first quarter. The sales volume increased by approximately 2.5 million dollars over the first quarter (including pre-acquisition January sales of DTI which are not reflected in the Consolidated Statement of Operations). There is no assurance that future sales increases will occur.

     Although these sales figures have in fact increased in the quarter ended June 30, 1995 as compared to the quarter ended March 31, 1995, management still feels that sales during the second quarter have been adversely effected by certain changes in the focus of the Company's management and their efforts. During 1993 and 1994, the Company relied heavily on sales to mass merchants such as Damark International Inc. and Computer City. During 1995, sales to these customers have significantly decreased. Sales to Computer City during 1995 were negligible as compared to constituting approximately 21% of the Company's revenue during 1994. Sales to Damark International, Inc. for the six months ended June 30, 1995 constituted less than 10% of the Company's revenue, as compared to 12% in 1994 and 56% in 1993. These mass merchant sales have decreased primarily as a result of market conditions, but also have somewhat resulted from the Company's decision to improve its profit margin on sales. The Company is attempting to increase margins and decrease its dependence on major customers by focusing its efforts on developing a broader customer base at higher profit margins. Sales to mass merchants are typically at much lower margins and as a result of these lower margins and potential product returns, are considered to be far less profitable in management's opinion. During the second quarter of 1995, the Company has devoted significant time and effort in attempting to developing certain retail computer outlets in furtherance of increasing profit margins as well as decreasing dependency on mass merchant sales. Although the Company's initial trial efforts have been somewhat successful, there is no assurance that such efforts will derive enough revenues to replace the volume of mass merchant sales lost and these efforts have required significant time and efforts on the part of certain key sales employees, affecting their ability to focus on other aspects of Company sales.

     The Company has also devoted significant efforts during the second quarter of 1995 towards the improvement of its product purchasing function, product lines and the consistency of its product base. The Company feels that the development of a steady and consistent supply of product from major name brand manufacturers could not only improve its purchasing ability, but could also increase sales volume, profit margins and possibly increase the effectiveness of related advertising and other costs. There is no assurance that these positive effects will in fact result from such efforts. The Company has traditionally purchased a large volume of its product from numerous sources, including manufacturers and other re-sellers. A large portion of the products purchased consisted of end of life models, excess inventories, close outs and other such items. The Company also purchases incomplete, defective and returned products which require refurbishing or remanufacture in order to be resold. The typical number of product purchases is usually a relatively small number of transactions of large quantities of product. The purchases of product on many occasions result from a bid type procedure with the highest or most "responsible" bidder being awarded the purchase. The product consists of name brand as well as "no name" computer products. There are numerous other companies in competition for this product, both within and without the United States. Although the Company still purchases a large volume from these sources and utilizing these "bid" methods and still purchases volumes of "no name" products, the Company, in an attempt to try and be more competitive and to provide its sales base with a more steady stream of product, has concentrated significant efforts in the area of developing asset recovery plans to meet the needs of certain major name brand manufacturers of computer equipment. This asset recovery concept primarily focuses on the purchase of products which require refurbishing or remanufacture in order to be resold. The Company has invested significant efforts in improving its ability to refurbish and remanufacture these products efficiently. As a result, the Company has begun to develop certain contractual and non-contractual relationships with several large manufacturers largely based on its ability to meet these concerns of the manufacturers by providing quality warranty services, re-channeling the products in a manner not adversely affecting the manufacturer's distributor relationships, and generally meeting the challenges of each manufacturer with respect to any given product and the related concerns. These contractual relationships do not typically contain any guaranty of the amount of product available to the Company, nor do they typically make the Company the exclusive channel or purchaser for such product. These contractual arrangements are also typically terminable by a relatively short form of notice by the manufacturer. The Company's ability to maintain and further develop these relationships is dependent upon the Company's performance, the level of competition, as well as general market conditions and the decisions of the manufacturer's themselves to continue to outsource these functions. These relationships are terminable by the manufacturer and there is no assurance that these relationships will continue or that the Company's asset recovery focus will be successful.

Discontinued Operations

     During the second quarter of 1995, the Company realized certain income from discontinued operations. The income resulted primarily from two unrelated items.

     First, the Company was able to negotiate the termination of a long term lease on premises leased by the Company in New York. The Company had previously accrued a liability of $72,000 for the balance of the remaining payments due under that lease. The result of the settlement of the lease arrangement eliminated this liability and resulted in a net savings of approximately $50,000. This item of income will not re-occur.

     The Company previously sold its wholly-owned subsidiary to Travel Safety Children's Products, Inc. As a part of the consideration therefor, the Company received a non-negotiable promissory note in the amount of $640,000 payable over 14 months commencing December 26, 1994. There was no assurance that any sums will be received under the promissory note and due to this uncertainty there is a substantial bad-debt reserve against the principal amount of the promissory note. The Company received payments under the promissory note during the second quarter of 1995 in excess of the corresponding reserve for bad debts resulting in a bad debt recovery of approximately $50,000. Travel is currently in default of the terms of the promissory note and the Company has notified Travel of such default. There is no assurance that any further payments will be received or sums recovered under the promissory note, therefore, the balance remains fully reserved. The note receivable reflected on the Company's balance sheet as of June 30, 1995 is not related to the sale of Travel Safety Children's Products, Inc.

                        BABYSTAR, INC. AND SUBSIDIARY

Part II:                      OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is not currently involved in any material legal proceedings.

Item 2.   Changes in Securities

     On February 1, 1995 the Company acquired DTI. Pursuant to the terms of the Agreement and Plan of Merger dated January 31, 1995, in exchange for the merger, the holders of DTI stock received 1,200,000 shares of the Company's Common Stock as well as the right to receive an aggregate of 1,200,000 additional shares if certain earnings tests are met over a period of approximately two years.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders in the second quarter of 1995.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports of Form 8-K

     A report on form 8-K was filed on April 15, 1995 reporting financial information for the subsidiary acquired by the Company effective February 1, 1995.

                        BABYSTAR INC. AND SUBSIDIARY

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                   BABYSTAR INC.


                                   /s/ Mark A. Hanson
                                   -----------------------------------------
                                   Mark A. Hanson
                                   President, Chief Executive Officer and
                                   Chief Financial Officer

