Form 10QSB/A
period 1995-06-30
BABYSTAR INC
filed 1995-08-21
CIK 806842

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB/A
(Mark One)

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

                                   BABYSTAR INC.


                                   /s/ Mark A. Hanson
                                   -----------------------------------------
                                   Mark A. Hanson
                                   President, Chief Executive Officer and
                                   Chief Financial Officer

                                      2



                                 EXHIBIT INDEX

Exhibit
  No.                 Description
-------               -----------

  27            Financial Data Schedule