Form 10QSB/A
period 1995-03-31
BABYSTAR INC
filed 1995-08-25
CIK 806842

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                             FORM 10-QSB/A
(Mark One)

/X/  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarterly period ended March 31, 1995
                               --------------

/ /  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________________ to _________________

Commission file number   0-15929

                            BABYSTAR, INC.
   (Exact Name of Small Business Issuer as Specified in Its Charter)

                DELAWARE                              11-2726109
    (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)               Identification No.)

                165 University Ave, Westwood, MA 02090
               (Address of Principal Executive Offices)

                            (617) 326-4100
           (Issuer's Telephone Number, Including Area Code)


    (Former Name, Former Address and Former Fiscal Year, if Changed
                          Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X         No ___________


                APPLICABLE ONLY TO ISSUERS INVOLVED IN
                   BANKRUPTCY PROCEEDINGS DURING THE
                         PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ___________    No ___________


                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock, $0.01par value 4,712,795 shares at May 15, 1995

     Traditional Small Business Disclosure Format (check one):

Yes ___________    No ___________

                         FORM 10-QSB QUARTERLY REPORT

                         BABYSTAR, INC. AND SUBSIDIARY

                                     INDEX

                                                          PAGE
                                                          ----

Part I:             FINANCIAL INFORMATION

Item  1.

     Consolidated Balance Sheets - March 31, 1995
          and December 31, 1994                             3

     Consolidated Statements of Operations -Three Months
          Ended March 31, 1995 and 1994                     4

     Consolidated Statement of Stockholders' Equity         5

     Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 1995 and 1994                     6

     Notes to Financial Statements                          7-8

Item 2.

     Management's Discussion and Analysis of Financial
          Conditions and Operations                         9


Part II:            OTHER INFORMATION

Items 1-6.                                                  10

Signatures                                                  11

                                       2

                        BABYSTAR,  INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                              ASSETS          March 31,         December 31,
                                                1995                1994
                                            -----------         -----------
CURRENT ASSETS
   Cash                                         $66,308          $2,404,000
   Accounts receivable                        1,523,778
   Inventories                                5,847,949
   Note receivable                              150,000             241,000
   Other current assets                         185,591              24,000
                                            -----------         -----------

            Total current assets              7,773,626           2,669,000

PROPERTY AND EQUIPMENT, AT COST
   Furniture, equipment, and leasehold
     improvements                               154,511              29,000
   Less accumulated depreciation                (68,772)            (27,000)
                                            -----------         -----------

             Property and equipment, net         85,739               2,000

OTHER ASSETS
   Security deposits                             14,396               7,000
   Organization costs, net of accumulated
      amortization                               26,537
   Goodwill, net of accumulated
      amortization                              715,609
                                            -----------         -----------

             Total other assets                 756,542               7,000
                                            -----------         -----------

                                             $8,615,907          $2,678,000
                                            -----------         -----------
                                            -----------         -----------


                     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Note payable, bank                        $1,675,820            $139,000
   Accounts payable                           3,455,033
   Accrued expenses and other accrued
      liabilities                               319,989              97,000

   Current portion of capital leases
      obligations                                12,770
                                            -----------         -----------

             Total current liablilities       5,463,612             236,000

OTHER LIABILITIES
   Capital lease obligations, net of
      current portion                            14,362

STOCKHOLDERS' EQUITY
   Non-designated preferred stock, par
      value $.01 per share - 5,000,000
      authorized; no shares issued and
      outstanding

   Common stock, par value $.01 per share -
      20,000,000 authorized; 4,712,795 shares
      issued and outstanding at March 31,
      1995 and 3,512,795 shares at December
      31, 1994                                   47,128              35,000

   Additional paid-in capital                 8,805,251           7,497,000
   Retained earnings(deficit)                (5,714,446)         (5,090,000)
                                            -----------         -----------

             Total stockholders' equity       3,137,933           2,442,000
                                            -----------         -----------
                                             $8,615,907          $2,678,000
                                            -----------         -----------
                                            -----------         -----------

See Notes to Financial Statements.

                         BABYSTAR, INC. AND SUBSIDIARY
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                THREE MONTHS ENDED MARCH 31,
                                               ------------------------------
                                                  1995                1994
                                               ----------          ----------
SALES                                          $3,881,354                  $0

COST OF SALES                                   3,379,820                   0
                                               ----------          ----------


GROSS PROFIT                                      501,534                   0

OPERATING EXPENSES                                583,683               8,000

OPERATING INCOME(LOSS)                            (82,149)             (8,000)

OTHER INCOME (EXPENSE);
   Rental/Other income                              4,843
   Non-recurring loss on disposal of building                         (47,000)
   Interest income (expense)                      (19,874)             28,000
                                               ----------          ----------

               Total other income (expense)       (15,031)            (19,000)
                                               ----------          ----------

INCOME BEFORE PROVISION FOR INCOME TAXES          (97,180)            (27,000)

PROVISION FOR STATE INCOME TAXES                    8,920
                                               ----------          ----------

NET INCOME(LOSS) FROM CONTINUING OPERATIONS      (106,100)            (27,000)

INCOME(LOSS) FROM DISCONTINUED OPERATIONS        (296,824)           (491,000)
                                               ----------          ----------

NET INCOME (LOSS)                               ($402,924)          ($518,000)
                                               ----------          ----------
                                               ----------          ----------

Weighted average number of shares:
   Primary                                      5,143,041           3,512,795
   Fully-diluted                                5,245,628           3,512,795

Primary earnings (loss) per share:
   Continuing operations                           ($0.02)             ($0.01)
   Discontinued operations                         ($0.06)             ($0.14)
                                               ----------          ----------
          Net                                      ($0.08)             ($0.15)
                                               ----------          ----------
                                               ----------          ----------
Fully-diluted earnings (loss) per share:
   Continuing operations                           ($0.02)             ($0.01)
   Discontinued operations                         ($0.06)             ($0.14)
                                               ----------          ----------
          Net                                      ($0.08)             ($0.15)
                                               ----------          ----------
                                               ----------          ----------

See Notes to Financial Statements.

                         BABYSTAR, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                MARCH 31, 1995

                                                                  Additional     Retained
                           Preferred Stock       Common Stock       Paid-In      Earnings
                           Shares    Amount    Shares    Amount     Capital      (Deficit)      Total
                           ------    ------    ------    ------     -------      ---------      -----
Balance-January 1, 1995         0        $0   3,512,795  $35,128   $7,497,251    ($5,089,514)  $2,442,865

Net (loss) for the 3 months
   ended March 31, 1995                                                             (402,924)   ($402,924)

Issuance of shares under                      1,200,000   12,000    1,308,000                  $1,320,000
   merger agreement

Retirement of subsidiary
   treasury stock                                                                   (210,000)   ($210,000)

Sub-S distribution to
   subsidiary stockholder                                                            (12,000)    ($12,000)

Other                                                                                     (8)         ($8)
                           ------    ------   ---------  -------   -----------  ------------   ----------

Balance-March 31,1995           0        $0   4,712,795  $47,128    8,805,251    ($5,714,446)  $3,137,933
                           ------    ------   ---------  -------   -----------   -----------   ----------
                           ------    ------   ---------  -------   -----------   -----------   ----------

See Notes to Financial Statements

                         BABYSTAR, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994
                                  (Unaudited)

                                                          1995         1994
                                                          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    ($402,924)   ($518,000)

   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating acitvities:
     Loss on disposal of building                                       47,000
     Depreciation and amortization                         33,696        7,000
     Changes in assets and liabilities:
        Accounts receivable                              (966,320)    (145,000)
        Inventories                                    (2,401,905)    (371,000)
        Other assets                                      138,997       78,000
        Accounts payable                                1,411,381      248,000
        Bankers Acceptances Payable                                    (41,000)
        Other liabilities                                  27,700       25,000
                                                       ----------   ----------

                Total adjustments                      (1,756,451)    (152,000)
                                                       ----------   ----------

                     Net cash provided by (used in)
                     operating activities              (2,159,375)    (670,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Collection of notes receivable                          91,000    1,050,000
   Issuance of notes receivable                                     (1,259,000)
   Acquisition of property and equipment                  (10,698)
   Payments related to disposal of building                            (77,000)
   Organization costs                                     (27,451)
   Cash acquired upon purchase of business                  1,807
                                                       ----------   ----------

                      Net cash provided by (used in)
                      investing activities                 54,658     (286,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Note payable, bank                                   1,051,245
   Note payable, stockholder                           (1,059,161)
   Payments on capital lease obligations                   (3,059)
   Shareholder distribution                               (12,000)
   Purchase of subsidiary treasury stock                 (210,000)
                                                       ----------   ----------

                Net cash provided by (used in)
                  financing activities                   (232,975)           0
                                                       ----------   ----------

NET INCREASE (DECREASE) IN CASH                        (2,337,692)    (956,000)

CASH, BEGINNING OF PERIOD                               2,404,000    2,894,000
                                                       ----------   ----------

CASH, END OF PERIOD                                       $66,308   $1,938,000
                                                       ----------   ----------
                                                       ----------   ----------



See Notes to Financial Statements.

                         BABYSTAR INC. AND SUBSIDIARY
                         ----------------------------
                         NOTES TO FINANCIAL STATEMENTS

Note 1 - The Company

     In November 1994, the Company sold its wholly-owned subsidiary, Travel Safety Children's Products, Inc. to an entity whose principal was a former consultant to the Company for approximately $776,000, comprised of $136,000 in cash and $640,000 in the form of a promissory note. The note, which bears interest at a rate of 8.5% is due in 14 equal monthly installments commencing in December of 1994.

     Effective on February 1, 1995, the Company acquired all of the outstanding common stock of Datatrend, Inc., a Massachusetts corporation with its principal offices in Westwood, Massachusetts.

     The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, Datatrend, Inc. All intercompany accounts and transactions are eliminated in consolidation. Since discontinuing its car seat business in November of 1994 as referenced above, the Company operations consist solely of the operations of its wholly-owned subsidiary which is engaged in the sale and distribution of computers and peripherals.

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

Earnings (Loss) per Share

     Earnings (Loss) per share is based on the weighted average number of shares issued and outstanding during each period. Primary and fully diluted earnings per share give effect to certain outstanding warrants issued by the Company which are considered to be dilutive. As of March 31, 1995, the Company has approximately 1,792,000 warrants outstanding for shares of common stock with exercise prices which are below the average bid price and the closing bid price as reported by NASDAQ for the period ended March 31, 1995, which warrants are considered to be dilutive. Primary earnings per share and fully diluted earnings per share do not give effect to approximately 2,473,200 additional warrants and stock options with exercise prices in excess of the average bid price of the common stock for the period ended March 31, 1995 which are considered to be antidilutive.

Adjustments Included in Preparing Interim Financial Statements Pursuant to
Item 310(b) Instruction 2 of Regulation S-B

     The financial statements as of March 31, 1995 and for the three month period ended March 31, 1995 are unaudited. Pursuant to Item 310(b) Instruction
2 of Regulation S-B, in management's opinion, all adjustments necessary in order to make the financial statements not misleading have been made. Results of operations for the three months ended March 31, 1995 are not necessarily indicative of operations for the full year ending December 31, 1995.

                         BABYSTAR INC. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

Note 3 - Note Payable, Bank

     The Company's wholly-owned subsidiary, Datatrend, Inc., has a line of credit agreement with a financial institution which permits borrowing of up to the lesser of $2,500,000, or 70% of eligible accounts receivable plus 40% of eligible inventory. The line of credit bears interest at prime rate plus 1.25% and is collateralized by substantially all of the assets of the Company.

Note 4 - Lease Commitments

     The Company is party to a lease for office premises in New York pursuant to a lease expiring in July 1997. Since the Company no longer anticipates the use of these offices and has terminated all employees and business activities at said premises, the Company accrued the sum of $72,000 as of December 31, 1994, representing the approximate present value of all future payments due pursuant to that lease. Rental payments are charged in reduction of that accrual as they are paid.

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

                         BABYSTAR INC. AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Working Capital and Liquidity

     Working Capital was $2,310,014 at March 31, 1995 as compared to $2,433,000 at December 31, 1994, which represents a decrease of $122,986. The decrease in working capital resulted primarily from a loss relating to discontinuance of operations of the Company's prior subsidiary and closure of its New York offices. In addition, the Company suffered a loss from operations during the first quarter. The Company feels that this loss is attributable to a combination of increased expenses related to the merger with DTI, as well as the effect of the fact that the management of the Company and DTI devoted significant efforts to consummating the transaction, thereby decreasing their availability to direct their efforts towards operations during that period.


Results of Operations

     In November 1994, the Company divested itself of its principal operating subsidiary. The operations of this subsidiary are treated as discontinued in the Company's financial statements. The Company also negotiated the termination of an employment contract with its prior President and terminated all employees and use of its former offices in New York. Expenses related to this termination of its New York offices are treated as discontinued operations in the Company's financial statements.

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

     The Company's revenues and expenses from operations (exclusive of losses from discontinued operations) for the three months ended March 31, 1995, reflect the operations of DTI since the effective date of the merger. The revenues and expenses for the three months ended March 31, 1994, reflect the business operations of the Company's subsidiary which was disposed of in November of 1994. Since the business of the Company has substantially changed in nature for these two periods, no meaningful comparison of financial operations is possible. The Company's current operations have experienced a minor loss in its first quarter of operation. Management attributes this loss to several factors, the primary of which is the fact that the management of DTI devoted a significant amount of its efforts during the first part of this quarter to the transaction involving the merger of DTI. As a result, sales and operational aspects of the Company were adversely affected. The Company expects revenues to increase and operations to improve now that this transaction has concluded. The Company also believes that the business for the first quarter involves certain seasonal fluctuations affecting its sales activities and expects that sales will increase in future quarters. There can be no assurance that these operations will in fact improve or that sales will in fact increase.

                         BABYSTAR, INC. AND SUBSIDIARY


Part II:            OTHER INFORMATION


Item 1.   Legal Proceedings

     The Company is not currently involved in any material legal proceedings.

Item 2.   Changes in Securities

     On February 1, 1995 the Company acquired DTI. Pursuant to the terms of the Agreement and Plan of Merger dated January 31, 1995 (the "Agreement"), in exchange for the merger, the holders of DTI stock received 1,200,000 shares of the Company's Common Stock as well as the right to receive an aggregate of 1,200,000 additional shares if certain earnings tests are met over a period of approximately two years.

Item 3.   Defaults Upon Senior Securities

     None.


Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders in the first quarter of 1995.

Item 5.   Other Information

     None.

Item 6.   Reports of Form 8-K

     A report on Form 8-K was filed on February 14, 1995 reporting a change in control of management and the acquisition of material assets.

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


                         BABYSTAR INC.


                         /s/ Mark A. Hanson
                         -------------------------------------
                         Mark A. Hanson
                         President and Chief Executive Officer
                         Chief Financial Officer