Form 10QSB/A
period 1995-03-31
BABYSTAR INC
filed 1995-10-10
CIK 806842

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                FORM 10-QSB/A2
(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995

/ /  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________________ to __________________

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

Yes      X         No __________

                    APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  __________     No  __________

                     APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock, $0.01 par value 4,712,795 shares at May 15, 1995

     Traditional Small Business Disclosure Format (check one):

Yes  __________   No  __________

                 FORM 10-QSB/A2 QUARTERLY REPORT

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

                        BABYSTAR,  INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                               ASSETS            MARCH 31,         DECEMBER 31,
                                                   1995                1994
                                                 ---------         ------------
CURRENT ASSETS
   Cash                                            $66,308          $2,404,000
   Accounts receivable                           1,523,778
   Inventories                                   5,847,949
   Note receivable                                 150,000             241,000
   Other current assets                            185,591              24,000
                                               -----------         -----------
            Total current assets                 7,773,626           2,669,000

PROPERTY AND EQUIPMENT, AT COST
   Furniture, equipment, and leasehold
     improvements                                  154,511              29,000
   Less accumulated depreciation                   (68,772)            (27,000)
                                               -----------         -----------

               Property and equipment, net          85,739               2,000

OTHER ASSETS
   Security deposits                                14,396               7,000
   Goodwill, net of accumulated amortization     1,158,194
                                               -----------         -----------

              Total other assets                 1,172,590               7,000
                                               -----------         -----------

                                                $9,031,955          $2,678,000
                                               -----------         -----------
                                               -----------         -----------


                     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Note payable, bank                           $1,675,820            $139,000
   Accounts payable                              3,455,033
   Accrued expenses and other accrued
     liabilities                                   503,912              97,000
   Current portion of capital leases
     obligations                                    12,770
                                               -----------         -----------

                Total current liabilities       5,647,535             236,000

OTHER LIABILITIES
   Capital lease obligations, net of
     current portion                                14,362

STOCKHOLDERS' EQUITY
   Non-designated preferred stock, par
     value $.01 per share - 5,000,000

     authorized; no shares issued and
     outstanding

   Common stock, par value $.01 per share -
     20,000,000 authorized; 4,712,795
     shares issued and outstanding at
     March 31, 1995 and 3,512,795
     shares at December 31, 1994                    47,128              35,000

   Additional paid-in capital                    8,805,251           7,497,000
   Retained earnings(deficit)                   (5,482,321)         (5,090,000)
                                               -----------         -----------

                Total stockholders' equity       3,370,058           2,442,000
                                               -----------         -----------

                                                $9,031,955          $2,678,000
                                               -----------         -----------
                                               -----------         -----------

See Notes to Financial Statements.

                         BABYSTAR, INC. AND SUBSIDIARY
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  THREE MONTHS ENDED MARCH 31,
                                                ------------------------------
                                                   1995                 1994
                                                   ----                 ----
SALES                                           $3,881,354                  $0

COST OF SALES                                    3,379,820                   0
                                              ------------           ---------

GROSS PROFIT                                       501,534                   0

OPERATING EXPENSES                                 573,557               8,000
                                              ------------           ---------

OPERATING INCOME(LOSS)                             (72,023)             (8,000)

OTHER INCOME (EXPENSE);
   Rental/Other income                               4,843
   Non-recurring loss on disposal of
     building                                                          (47,000)
   Interest income (expense)                       (19,874)             28,000
                                              ------------           ---------
               Total other income (expense)        (15,031)            (19,000)
                                              ------------           ---------


INCOME BEFORE PROVISION FOR INCOME TAXES           (87,054)            (27,000)

PROVISION FOR STATE INCOME TAXES                     8,920
                                              ------------           ---------

INCOME(LOSS) FROM CONTINUING OPERATIONS            (95,974)            (27,000)

INCOME(LOSS) FROM DISCONTINUED OPERATIONS         (296,824)           (491,000)
                                              ------------           ---------

NET INCOME (LOSS)                                ($392,798)          ($518,000)
                                              ------------           ---------
                                              ------------           ---------

Weighted average number of shares                4,312,795           3,512,795

Earnings (loss) per share:
   Continuing operations                            ($0.02)             ($0.01)
   Discontinued operations                          ($0.07)             ($0.14)
                                              ------------           ---------
          Net                                       ($0.09)             ($0.15)
                                              ------------           ---------
                                              ------------           ---------


See Notes to Financial Statements.

                         BABYSTAR, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                MARCH 31, 1995

                                                                     Additional     Retained
                              Preferred Stock       Common Stock       Paid-In      Earnings
                             Shares     Amount    Shares    Amount     Capital      (Deficit)       Total
                             ------     ------    ------    ------     -------      ---------       -----
Balance-January 1, 1995          0        $0     3,512,795  $35,128   $7,497,251   ($5,089,523)   $2,442,856

Net (loss) for the 3 months
    ended March 31, 1995                                                              (392,798)    ($392,798)

Issuance of shares under
   merger agreement                              1,200,000    12,000   1,308,000                  $1,320,000
                             -----     -----    ----------   -------  ----------   -----------    ----------
Balance-March 31,1995            0        $0     4,712,795   $47,128   8,805,251   ($5,482,321)   $3,370,058
                             -----     -----    ----------   -------  ----------   -----------    ----------
                             -----     -----    ----------   -------  ----------   -----------    ----------


See Notes to Financial Statements

                         BABYSTAR, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994
                                  (Unaudited)

                                                    1995                1994
                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                             ($392,798)          ($518,000)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:
     Loss on disposal of building                                       47,000
     Depreciation and amortization                  22,714               7,000
     Changes in assets and liabilities:
        Accounts receivable                       (966,320)           (145,000)
        Inventories                             (2,401,905)           (371,000)
        Other assets                               138,997              78,000
        Accounts payable                         1,411,381             248,000
        Bankers Acceptances Payable                                    (41,000)
        Other liabilities                           87,479              25,000
                                              ------------        ------------

          Total adjustments                     (1,707,654)           (152,000)
                                              ------------        ------------

             Net cash provided by (used in)
             operating activities               (2,100,452)           (670,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Collection of notes receivable                   91,000           1,050,000
   Issuance of notes receivable                                     (1,259,000)
   Acquisition of property and equipment           (10,698)
   Payments related to disposal of building                            (77,000)
   Costs related to purchase of business           (86,374)
   Cash acquired upon purchase of business           1,807
   Payments for liabilities assumed in
      purchase of business                        (222,000)
                                              ------------        ------------

             Net cash provided by (used in)
             investing activities                 (226,265)           (286,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Note payable, bank                            1,051,245
   Note payable, stockholder                    (1,059,161)
   Payments on capital lease obligations            (3,059)
                                              ------------        ------------


             Net cash provided by (used in)
             financing activities                  (10,975)                  0
                                              ------------        ------------

NET INCREASE (DECREASE) IN CASH                 (2,337,692)           (956,000)

CASH, BEGINNING OF PERIOD                        2,404,000           2,894,000
                                              ------------        ------------

CASH, END OF PERIOD                                $66,308          $1,938,000
                                              ------------        ------------
                                              ------------        ------------

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

     In February 1995, the Company acquired all of the assets of Datatrend, Inc. for a purchase price of $1,406,000. The purchase price consisted of 1,200,000 shares of common stock valued at $1,320,000 and acquisition costs of $86,000. The purchase price was allocated to the assets acquired and the liabilities assumed as follows:

     Inventory                                           $3,446,000
     Accounts payable and accrued expenses               (2,100,000)
     Accounts and notes payable to stockholders          (1,406,000)
     Excess of cost over acquired net assets              1,171,000
     Notes payable and capital leases                      (655,000)
     Accounts receivable                                    557,000
     Other assets                                           310,000
     Fixed Assets                                            83,000
                                                        -----------

                                                         $1,406,000
                                                        -----------
                                                        -----------

The excess of cost over acquired net assets is being amortized over 15 years.

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

Earnings(Loss) per Share

     Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Earnings per share do not give effect to the outstanding warrants for the purchase of shares of common stock as these warrants would be antidilutive.

                         BABYSTAR INC. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

Adjustments Included in Preparing Interim Financial Statements Pursuant to Item 310(b) Instruction 2 of Regulation S-B

     The financial statements as of March 31, 1995 and for the three month period ended March 31, 1995 are unaudited. Pursuant to Item 310(b) Instruction 2 of Regulation S-B, in management's opinion, all adjustments necessary in order to make the financial statements not misleading have been made. Results of operations for the three months ended March 31, 1995, are not necessarily indicative of operations for the full year ending December 31, 1995.

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

NOTE 5 - CONTINGENT STOCK ISSUANCE FOR ACQUISITION OF DATATREND, INC.

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