Form 10QSB/A
period 1995-06-30
BABYSTAR INC
filed 1995-10-10
CIK 806842

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-QSB/A
(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995

/ /  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from  ___________________ to  ___________________

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

Yes      X         No ________

                    APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ________       No ________

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock, $0.01 par value 4,712,795 shares at August 15, 1995

     Traditional Small Business Disclosure Format (check one):

Yes ________       No ________

                        FORM 10-QSB/A QUARTERLY REPORT

                         BABYSTAR, INC. AND SUBSIDIARY


                                     INDEX


                                                              PAGE
                                                              ----

PART I:             FINANCIAL INFORMATION

ITEM  1.

     Consolidated Balance Sheets - June 30, 1995
          and December 31, 1994                                  3

     Consolidated Statements of Operations - Three Months
          and Six Months Ended June 30, 1995 and 1994            4

     Consolidated Statement of Stockholders' Equity              5

     Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 1995 and 1994                           6

     Notes to Financial Statements                            7-10

ITEM 2.

     Management's Discussion and Analysis of Financial
          Conditions and Operations                          11-14

PART II:            OTHER INFORMATION

ITEMS 1-6.                                                      15

Signatures                                                      16

                         BABYSTAR, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                   ASSETS         June 30,       December 31,
                                                    1995             1994
CURRENT ASSETS                                   ---------       ------------
   Cash                                            $78,655        $2,404,000
   Accounts receivable                           2,610,896
   Inventories                                   6,427,081
   Note receivable                                  50,000           241,000
   Other current assets                             70,358            24,000
                                               -----------        ----------
            Total current assets                 9,236,990         2,669,000

PROPERTY AND EQUIPMENT, AT COST
   Furniture, equipment, and leasehold
     improvements                                  206,863            29,000
   Less accumulated depreciation                   (83,472)          (27,000)
                                               -----------        ----------
               Property and equipment, net         123,391             2,000

OTHER ASSETS
   Security deposit                                  6,873             7,000
   Goodwill, net of accumulated amortization     1,138,673
                                               -----------        ----------
              Total other assets                 1,145,546             7,000
                                               -----------        ----------
                                               $10,505,927        $2,678,000
                                               -----------        ----------
                                               -----------        ----------

             LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Note payable, bank                           $3,414,551          $139,000
   Accounts payable                              3,294,230
   Accrued expenses and other accrued
     liabilities                                   305,647            97,000
   Current portion of capital leases
     obligations                                    12,770
                                               -----------        ----------
                Total current liabilities       7,027,198           236,000

OTHER LIABILITIES
   Capital lease obligations, net of
     current portion                                11,210

STOCKHOLDERS' EQUITY
   Non-designated preferred stock, par value
     $.01 per share - 5,000,000 authorized;
     no shares issued and outstanding

   Common stock, par value $.01 per share -
     20,000,000 authorized; 4,712,795 shares
     issued and outstanding at June 30, 1995

     and 3,512,795 shares at December 31, 1994      47,128            35,000

   Additional paid-in capital                    8,805,251         7,497,000
   Retained earnings(deficit)                   (5,384,860)       (5,090,000)
                                               -----------        ----------
                Total stockholders' equity       3,467,519         2,442,000
                                               -----------        ----------
                                               $10,505,927        $2,678,000
                                               -----------        ----------
                                               -----------        ----------

See Notes to Financial Statements.

                         BABYSTAR, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                               THREE MONTHS                SIX MONTHS
                               ENDED JUNE 30,             ENDED JUNE 30,
                               --------------             --------------
                             1995         1994          1995         1994
                             ----         ----          ----         ----
SALES                     $7,846,143          $0    $11,727,497

COST OF SALES              6,763,493           0     10,143,313
                         -----------   ---------    -----------  -------------

GROSS PROFIT               1,082,650           0      1,584,184              0

   Service Revenue            41,506                     41,506
                         -----------   ---------    -----------  -------------

TOTAL REVENUES             1,124,156           0      1,625,690              0

OPERATING EXPENSES         1,086,865      22,342      1,660,422         30,342
                         -----------   ---------    -----------  -------------

OPERATING INCOME(LOSS)        37,291     (22,342)       (34,732)       (30,342)

OTHER INCOME (EXPENSE);
   Rental/Other income        10,145                     14,988
   Non-recurring loss
     on disposal of
     building                                                          (47,000)
   Interest income
     (expense)               (42,147)     20,903        (62,021)        48,903
                         -----------   ---------    -----------  -------------
       Total other
        income (expense)     (32,002)     20,903        (47,033)         1,903
                         -----------   ---------    -----------  -------------


INCOME BEFORE PROVISION
   FOR INCOME TAXES            5,289      (1,439)       (81,765)       (28,439)

PROVISION FOR STATE
   INCOME TAXES               12,020                     20,940
                         -----------   ---------    -----------  -------------

INCOME(LOSS) FROM
   CONTINUING OPERATIONS      (6,731)     (1,439)      (102,705)       (28,439)

INCOME(LOSS) FROM
   DISCONTINUED
   OPERATIONS                104,192    (856,561)      (192,632)    (1,347,561)
                         -----------   ---------    -----------  -------------

NET INCOME (LOSS)            $97,461   ($858,000)     ($295,337)   ($1,376,000)
                         -----------   ---------    -----------  -------------
                         -----------   ---------    -----------  -------------

Weighted average
   number of shares        4,712,795   3,512,795      4,512,795      3,512,795

Earnings (loss) per
   share:
   Continuing
     operations               ($0.00)     ($0.00)        ($0.02)        ($0.01)
   Discontinued
     operations                $0.02      ($0.24)        ($0.04)        ($0.38)
                         -----------   ---------    -----------  -------------
          Net                  $0.02      ($0.24)        ($0.06)        ($0.39)
                         -----------   ---------    -----------  -------------
                         -----------   ---------    -----------  -------------

See Notes to Financial Statements.

                         BABYSTAR, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                 JUNE 30, 1995

                                                                     Additional     Retained
                              Preferred Stock       Common Stock       Paid-In      Earnings
                             Shares     Amount    Shares    Amount     Capital      (Deficit)       Total
                             ------     ------    ------    ------     -------      ---------       -----
Balance-January 1, 1995          0        $0     3,512,795  $35,128   $7,497,251   ($5,089,523)   $2,442,856
Net (loss) for the 6 months
   ended June 30, 1995                                                                (295,337)    ($295,337)


Issuance of shares under
   merger agreement                              1,200,000    12,000   1,308,000                  $1,320,000
                             -----     -----    ----------   -------  ----------   -----------    ----------
Balance-June 30,1995             0        $0     4,712,795   $47,128   8,805,251   ($5,384,860)   $3,467,519
                             -----     -----    ----------   -------  ----------   -----------    ----------
                             -----     -----    ----------   -------  ----------   -----------    ----------

See Notes to Financial Statements

                         BABYSTAR, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994
                                  (Unaudited)

                                                          1995         1994
                                                          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                   ($295,337)  ($1,376,000)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Loss on disposal of building                                       47,000
     Depreciation and amortization                        56,934         9,000
     Provision for decline in receivables                               25,000
     Changes in assets and liabilities:
        Accounts receivable                           (2,053,438)
        Inventories                                   (2,981,037)       91,000
        Other assets                                     261,753        76,000
        Accounts payable                               1,250,578        13,000
        Bankers Acceptances Payable                                    (41,000)
        Other liabilities                                 14,215        83,000
                                                      ----------   -----------
           Total adjustments                          (3,450,995)      303,000
                                                      ----------   -----------

             Net cash provided by (used in)
             operating activities                     (3,746,332)   (1,073,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Collection of notes receivable                        191,000     1,050,000
   Issuance of notes receivable                                       (350,000)
   Acquisition of property and equipment                 (63,050)       (3,000)
   Payments related to disposal of building                            (77,000)
   Costs related to purchase of business                 (86,374)
   Cash acquired upon purchase of business                 1,807
   Payments for liabilities assumed in
      purchase of business                              (347,000)
                                                      ----------   -----------

             Net cash provided by (used in)
             investing activities                       (303,617)      620,000


CASH FLOWS FROM FINANCING ACTIVITIES:
   Note payable, bank                                  2,789,976
   Note payable, stockholder                          (1,059,161)
   Payments on capital lease obligations                  (6,211)
                                                      ----------   -----------

             Net cash provided by
             financing activities                      1,724,604             0
                                                      ----------   -----------

NET INCREASE (DECREASE) IN CASH                       (2,325,345)   (1,073,000)

CASH, BEGINNING OF PERIOD                              2,404,000     2,894,000
                                                      ----------   -----------

CASH, END OF PERIOD                                      $78,655    $1,821,000
                                                      ----------   -----------
                                                      ----------   -----------

See Notes to Financial Statements.

                         BABYSTAR INC. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

     In November 1994, the Company sold its wholly-owned subsidiary, Travel Safety Children's Products, Inc. to an entity whose principal was a former consultant to the Company for approximately $776,000, comprised of $136,000 in cash and $640,000 in the form of a promissory note. The promissory note bears interest at a rate of 8.5% and is due in 14 equal monthly installments commencing in December of 1994. The principal balance due of approximately $503,000 under the promissory note as of June 30, 1995 has been fully reserved against and therefore no asset relating thereto is reported on the Company's Balance Sheet as of June 30, 1995.

     In February 1995, the Company acquired all of the assets of Datatrend, Inc. for a purchase price of $1,406,000. The purchase price consisted of 1,200,000 shares of common stock valued at $1,320,000 and acquisition costs of $86,000. The purchase price was allocated to the assets acquired and the liabilities assumed as follows:

     Inventory                                    $3,446,000
     Accounts payable and accrued expenses        (2,100,000)
     Accounts and notes payable to stockholders   (1,406,000)
     Excess of cost over acquired net assets       1,171,000
     Notes payable and capital leases               (655,000)
     Accounts receivable                             557,000
     Other assets                                    310,000

     Fixed Assets                                     83,000
                                                 -----------
                                                 $ 1,406,000
                                                 -----------
                                                 -----------

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

                         BABYSTAR INC. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

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

NOTE 4 - LEASE COMMITMENTS

     The Company was party to a lease for office premises in New York pursuant to a lease expiring in July 1997. Since the Company no longer anticipated the use of these offices and has terminated all employees and business activities at said premises, the Company accrued the sum of $72,000 as of December 31, 1994, representing the approximate present value of all future payments due pursuant to that lease. The Company has negotiated a settlement of the entire lease obligation for those premises in consideration of a final payment of $7,500 and forfeiture of its security deposit and payment of monthly rent through September 1995. As a result of this transaction, the Company has eliminated the liability for the future lease payments which is reflected in the Company's financial statement as income from discontinued operations. The expenses relating to the settlement are included as expenses from discontinued operations.

     The Company's wholly-owned subsidiary leases an office and warehouse facility under an operating lease which expires in May 1996. Minimum annual rentals through expiration are as follows:

     Year ending December 31, 1995      $161,720
     Year ending December 31, 1996      $ 63,780

                         BABYSTAR INC. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

NOTE 5 - INCOME TAXES

     Effective January 1, 1993, the Company adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes." At December 31, 1994 the

Company has a tax asset of approximately $1,680,000 attributable to a net operating loss carryforward of approximately $4,200,000 of which $2,400,000 will expire in 2008 and $1,800,000 in 2009. The Company has established a full valuation reserve against such asset since the likelihood of realization cannot be determined. As a result of more than a 50% change in ownership, as defined in section 382 of the Internal Revenue Code, due to the public offering of the Company's common stock on June 23, 1993, utilization of the net operating loss carryforwards of approximately $1,800,000 relating to the periods prior to the public offering to offset future income is limited to approximately $200,000 per annum, based on managements estimates.

NOTE 6 - CONTINGENT STOCK ISSUANCE FOR ACQUISITION OF DATATREND, INC.

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

     Although these sales figures have in fact increased in the quarter ended June 30, 1995 as compared to the quarter ended March 31, 1995, management still feels that sales during the second quarter have been adversely effected by certain changes in the focus of the Company's management and their efforts. During 1993 and 1994, the Company relied heavily on sales to mass merchants such as Damark International Inc. and Computer City. During 1995, sales to these customers have significantly decreased. Sales to Computer City during 1995 were negligible as compared to constituting approximately 21% of the Company's revenue during 1994. Sales to Damark International, Inc. for the six months ended June 30, 1995 constituted less than 10% of the Company's revenue, as compared to 12% in 1994 and 56% in 1993. These mass merchant sales have decreased primarily as a result of market conditions, but also have somewhat resulted from the Company's decision to improve it's profit margin on sales.
The Company is attempting to increase margins and decrease its dependence on major customers by focusing its efforts on developing a broader customer base at higher profit margins. Sales to mass merchants are typically at much lower margins and as a result of these lower margins and potential product returns, are considered to be far less profitable in management's opinion. During the second quarter of 1995, the Company has devoted significant time and effort in attempting to developing certain retail computer outlets in furtherance of increasing profit margins as well as decreasing dependency on mass merchant sales. Although the Company's initial trial efforts have been somewhat successful, there is no assurance that such efforts will derive enough revenues to replace the volume of mass merchant sales lost and these efforts have required significant time and efforts on the part of certain key sales employees, affecting their ability to focus on other aspects of Company sales.

     The Company has also devoted significant efforts during the second quarter of 1995 towards the improvement of its product purchasing function, product lines and the consistency of its product base. The Company feels that the development of a steady and consistent supply of product from major name brand manufacturers could not only improve its purchasing ability, but could also increase sales volume, profit margins and possibly increase the effectiveness of related advertising and other costs. There is no assurance that these positive effects will in fact result from such efforts. The Company has traditionally purchased a large volume of its product from numerous sources, including manufacturers and other re-sellers. A large portion of the products purchased consisted of end of life models, excess inventories, close outs and other such items. The Company also purchases incomplete, defective and returned products which require refurbishing or remanufacture in order to be resold. The typical number of product purchases is usually a relatively small number of transactions of large quantities of product. The purchases of product on many occasions result from a bid type procedure with the highest or most "responsible" bidder being awarded the purchase. The product consists of name brand as well as "no name" computer products. There are numerous other companies in competition for this product, both within and without the United States. Although the Company still purchases a large volume from these sources utilizing these "bid" methods and still purchases volumes of "no name" products, the Company, in an attempt to try and be more competitive and to provide its sales base with a more steady stream of product, has concentrated significant efforts in the area of developing asset recovery plans to meet the needs of certain major name brand manufacturers of computer equipment. This asset recovery concept primarily focuses on the purchase of products which require refurbishing or remanufacture in order to be resold. The Company has invested significant efforts in improving it's ability to refurbish and remanufacture these products efficiently. As a result, the Company has begun to develop certain contractual and non-contractual relationships with several large manufacturers largely based on its ability to meet these concerns of the manufacturers by providing quality warranty services, re-channeling the products in a manner not adversely affecting the manufacturers distributor relationships, and generally meeting the challenges of each manufacturer with respect to any given product and the related concerns. These contractual relationships do not typically contain any guaranty of the amount of product available to the Company, nor do they typically make the Company the exclusive channel or purchaser for such product. These contractual arrangements are also typically terminable by a relatively short form of notice by the manufacturer. The Company's ability to maintain and further develop these relationships is dependent upon the Company's performance, the level of competition, as well as general market conditions and the decisions of the manufacturer's themselves to continue to outsource these functions. These relationships are terminable by the manufacturer and there is no assurance that these relationships will continue or that the Company's asset recovery focus will be successful.

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

     The Company previously sold its wholly-owned subsidiary to Travel Safety Children's Products, Inc. As a part of the consideration therefore, the Company received a non-negotiable promissory note in the amount of $640,000 payable over 14 months commencing December 26, 1994. There was no assurance that any sums will be received under the promissory note and due to this uncertainty there is a substantial bad-debt reserve against the principal amount of the promissory note. The Company received payments under the promissory note during the second quarter of 1995 in excess of the corresponding reserve for bad debts resulting in a bad debt recovery of approximately $50,000. Travel is currently in default of the terms of the promissory note and the Company has notified Travel of such default. There is no assurance that any further payments will be received or sums recovered under the promissory note, therefore, the balance remains fully reserved. The note receivable reflected on the Company's balance sheet as of June 30, 1995 is not related to the sale of Travel Safety Children's Products, Inc.

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


                         BABYSTAR INC.



                         /S/ Mark A. Hanson
                         --------------------------------------
                         Mark A. Hanson
                         President, Chief Executive Officer and
                         Chief Financial Officer