Form 10QSB
period 1995-09-30
BABYSTAR INC
filed 1995-11-20
CIK 806842

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-QSB
(Mark One)

   /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

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

     Common Stock, $0.01par value      4,712,795 shares at November 14, 1995

     Traditional Small Business Disclosure Format (check one):

Yes ____     No ____



                        FORM 10-QSB QUARTERLY REPORT

                        BABYSTAR, INC. AND SUBSIDIARY


                                    INDEX


                                                                   PAGE
                                                                   ----
Part I:                 FINANCIAL INFORMATION

Item  1.

Consolidated Balance Sheets - September 30, 1995
     and December 31, 1994                                          3

Consolidated Statements of Operations -Three Months
     and Nine Months Ended September 30, 1995 and 1994              4

Consolidated Statement of Stockholders' Equity                      5

Consolidated Statements of Cash Flows - Nine Months
     Ended September 30, 1995 and 1994                              6

Notes to Financial Statements                                    7-10

Item 2.

Management's Discussion and Analysis of Financial
     Conditions and Operations                                  11-13

Part II:                      OTHER INFORMATION

Items 1-6.                                                         14

Signatures                                                         15

                      BABYSTAR, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                               ASSETS

                                                September 30,    December 31,
                                                    1995             1994
CURRENT ASSETS                                  -------------    ------------
   Cash                                            $48,659       $2,404,000
   Accounts receivable                           3,880,397
   Inventories                                   7,153,259
   Note receivable                                  50,000          241,000
   Other current assets                            305,484           24,000
                                               -----------       ----------
            Total current assets                11,437,799        2,669,000

PROPERTY AND EQUIPMENT, AT COST

   Furniture, equipment, and leasehold
     improvements                                  222,521           29,000
   Less accumulated depreciation                   (99,272)         (27,000)
                                               -----------       ----------
               Property and equipment, net         123,249            2,000

 OTHER ASSETS
   Security deposit                                  8,618            7,000
   Goodwill, net of accumulated amortization     1,119,152
                                               -----------       ----------
              Total other assets                 1,127,770            7,000
                                               -----------       ----------
                                               $12,688,818       $2,678,000
                                               ===========       ==========
                    LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Note payable, bank                           $2,532,427         $139,000
   Accounts payable                              6,603,341
   Accrued expenses and other accrued
     liabilities                                   279,387           97,000
   Current portion of capital leases
    obligations                                     12,770
                                               -----------       ----------
                Total current liablilities       9,427,925          236,000

OTHER LIABILITIES
   Capital lease obligations, net of
     current portion                                 7,963

STOCKHOLDERS' EQUITY
   Non-designated preferred stock, par value $.01 per share - 5,000,000 authorized; no shares issued and outstanding


   Common stock, par value $.01 per share -
     20,000,000 authorized; 4,712,795 shares
     issued and outstanding at September 30,
     1995 and 3,512,795 shares at December 31,
     1994                                           47,128           35,000

   Additional paid-in capital                    8,805,251        7,497,000
   Retained earnings(deficit)                   (5,599,449)      (5,090,000)
                                               -----------       ----------
                Total stockholders' equity       3,252,930        2,442,000
                                               -----------       ----------
                                               $12,688,818       $2,678,000
                                               ===========       ==========
See Notes to Financial Statements.

                        BABYSTAR, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                 THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                   1995                    1994           1995               1994
                                                   ----                    ----           ----               ----
SALES                                           $6,637,356                  $0         $18,364,853

COST OF SALES                                    5,714,800                   0          15,858,113
                                                ----------           ---------         -----------         -----------
GROSS PROFIT                                       922,556                   0           2,506,740                   0

   Service Revenue                                 247,415                                 288,921
                                                ----------           ---------         -----------         -----------
TOTAL REVENUES                                   1,169,971                   0           2,795,661                   0

OPERATING EXPENSES                               1,292,793              27,882           2,953,215              58,224
                                                ----------           ---------         -----------         -----------
OPERATING INCOME(LOSS)                            (122,822)            (27,882)           (157,554)            (58,224)

OTHER INCOME (EXPENSE):
   Rental/Other income                               9,945                                  24,933
   Non-recurring loss on disposal of building                                                                  (47,000)
   Interest income (expense)                       (91,172)             22,460            (153,193)             71,363
                                                ----------           ---------         -----------         -----------
               Total other income (expense)        (81,227)             22,460            (128,260)             24,363
                                                ----------           ---------         -----------         -----------
INCOME BEFORE PROVISION FOR INCOME TAXES          (204,049)             (5,422)           (285,814)            (33,861)

PROVISION FOR STATE INCOME TAXES                    10,540                                  31,480
                                                ----------           ---------         -----------         -----------
INCOME(LOSS) FROM CONTINUING OPERATIONS           (214,589)             (5,422)           (317,294)            (33,861)

INCOME(LOSS) FROM DISCONTINUED OPERATIONS                0            (282,578)           (192,632)         (1,630,139)
                                                ----------           ---------         -----------         -----------
NET INCOME (LOSS)                                ($214,589)          ($288,000)          ($509,926)        ($1,664,000)
                                                ==========           =========         ===========         ===========

Weighted average number of shares                4,712,795           3,512,795           4,579,462           3,512,795

Earnings (loss) per share:
   Continuing operations                            ($0.05)             ($0.00)             ($0.07)             ($0.01)
   Discontinued operations                           $0.00              ($0.08)             ($0.04)             ($0.46)
                                                ----------           ---------         -----------         -----------
          Net                                       ($0.05)             ($0.08)             ($0.11)             ($0.47)
                                                ----------           ---------         -----------         -----------

See Notes to Financial Statements.

                        BABYSTAR, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (Unaudited)
                             SEPTEMBER 30, 1995

                                                                               Additional   Retained
                                 Preferred Stock          Common Stock          Paid-In     Earnings
                                Shares     Amount       Shares     Amount       Capital     (Deficit)       Total
                                ------     ------       ------     ------       -------     ---------       -----
Balance-January 1, 1995              0         $0     3,512,795   $35,128      $7,497,251  ($5,089,523)   $2,442,856

Net (loss) for the 9 months
  ended September 30, 1995                                                                    (509,926)    ($509,926)

Issuance of shares under
  merger agreement                                    1,200,000    12,000       1,308,000                 $1,320,000
                              --------    -------     ---------   -------      ----------  -----------     ---------

Balance-September 30, 1995           0         $0     4,712,795   $47,128      $8,805,251  ($5,599,449)   $3,252,930
                              ========    =======     =========   =======      ==========  ===========     =========


See Notes to Financial Statements.

                        BABYSTAR, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
         NINE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994
                                 (Unaudited)
                                                           1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    ($509,926) ($1,664,000)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Loss on disposal of building                                       47,000
     Depreciation and amortization                         92,254       12,000
     Provision for decline in receivables                               24,000
     Changes in assets and liabilities:
        Accounts receivable                            (3,322,939)
        Inventories                                    (3,707,215)     111,000
        Other assets                                       24,882      112,000
        Accounts payable                                4,559,689      223,000
        Bankers Acceptances Payable                                    (41,000)
        Other liabilities                                 (12,044)     (84,000)
                                                        ---------  -----------
                   Total adjustments                   (2,365,373)     404,000
                                                        ---------  -----------
             Net cash provided by (used in)
             operating activities                      (2,875,299)  (1,260,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Collection of notes receivable                         191,000    1,050,000
   Issuance of notes receivable                                       (350,000)
   Acquisition of property and equipment                  (78,708)      (2,000)
   Payments related to disposal of building                            (77,000)
   Costs related to purchase of business                  (86,374)
   Cash acquired upon purchase of business                  1,807
   Payments for liabilities assumed in purchase
     of business                                         (347,000)
                                                        ---------  -----------
             Net cash provided by (used in)
             investing activities                        (319,275)     621,000

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving credit agreement      1,907,852
   Note payable, stockholder                           (1,059,161)
   Payments on capital lease obligations                   (9,458)
                                                        ---------  -----------
             Net cash provided by
             financing activities                         839,233            0
                                                        ---------  -----------
NET INCREASE (DECREASE) IN CASH                        (2,355,341)    (639,000)

CASH, BEGINNING OF PERIOD                               2,404,000    2,894,000
                                                        ---------  -----------
CASH, END OF PERIOD                                       $48,659   $2,255,000
                                                        =========  ===========
See Notes to Financial Statements.
                                       6


                        BABYSTAR INC. AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS

Note 1 - The Company

     In November 1994, the Company sold its wholly-owned subsidiary, Travel Safety Children's Products, Inc. to an entity whose principal was a former consultant to the Company for approximately $776,000, comprised of $136,000 in cash and $640,000 in the form of a promissory note. The promissory note bears interest at a rate of 8.5% and is due in 14 equal monthly installments commencing in December of 1994. The principal balance due of approximately $503,000 under the promissory note as of September 30, 1995 has been fully reserved against and therefore no asset relating thereto is reported on the Company's Balance Sheet as of September 30, 1995. The maker is currently in default of the terms of the promissory note and the Company has notified the maker that it's rights under the related License Agreement have been terminated as a result.

     Effective on February 1, 1995, the Company acquired all of the outstanding common stock of Datatrend, Inc. for a purchase price of $1,406,000. The purchase price consisted of 1,200,000 shares of common stock valued at $1,320,000 and acquisition costs of $86,000. The purchase price was allocated to the assets acquired and the liabilities assumed as follows:

        Inventory                                            $3,446,000
        Accounts payable and accrued expenses                (2,100,000)
        Accounts and notes payable to stockholders           (1,406,000)
        Excess of cost over acquired net assets               1,171,000
        Notes payable and capital leases                       (655,000)
        Accounts receivable                                     557,000
        Other assets                                            310,000
        Fixed assets                                             83,000
                                                             ----------
                                                             $1,406,000
                                                             ----------

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

Earnings(Loss) per Share

     Earnings(Loss) per share is computed by dividing net income by the weighted average number of shares issued and outstanding during each period. Earnings per share do not give effect to certain outstanding warrants issued by the Company which are considered to be antidilutive.

Adjustments Included in Preparing Interim Financial Statements Pursuant to
Item 310(b) Instruction 2 of Regulation S-B

     The financial statements as of September 30, 1995 and for the three and nine month periods ended September 30, 1995 are unaudited. Pursuant to Item 310(b) Instruction 2 of Regulation S-B, in management's opinion, all adjustments necessary in order to make the financial statements not misleading have been made. Results of operations for the nine months ended September 30, 1995 are not necessarily indicative of operations for the full year ending December 31, 1995.

Note 3 - Note Payable, Bank

     The Company's wholly-owned subsidiary, Datatrend, Inc., has a promissory note and Revolving Credit Agreement with a financial institution which permits borrowing of up to the lesser of $4,500,000, or 75% of eligible accounts receivable plus 40% of eligible inventory. The promissory note bears interest at prime rate plus 1% or LIBOR Rate plus 3.5%, at the Company's election and is collateralized by substantially all of the assets of the Company. The availability under the note and related Revolving Credit Agreement was reduced by mutual agreement between the Company and it's lender from a total of $6,000,000 to $4,500,000 in October 1995 as a result of the Company's failure to maintain certain leverage and income covenants set forth in the Revolving Credit Agreement. These defaults continue and have not been cured and have not been waived by the bank as of this date. The Company is in the process of attempting to negotiate these covenants or to obtain a waiver therefor from the bank.

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

     The Company's wholly-owned subsidiary has recently entered into a lease for a new office and warehouse facility consisting of approximately 77,230 square feet under an operating lease which commences in January 1996. Minimum annual rentals through expiration are as follows:

        Year ending December 31, 1995     $        0
        Year ending December 31, 1996     $  212,384
        Year ending December 31, 1997     $  274,167
        Year ending December 31, 1998     $  312,782
        Year ending December 31, 1999     $  328,228
        Year ending December 31, 2000     $  339,812

        Balance of lease term             $1,791,736

     The above referenced lease also contains a provision allowing the Company to terminate said lease at the end of the fifth year in exchange for a payment of $50,000.00 payable by election of the company within a specified time frame prior to the end of the fifth year of the lease term.

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

                        BABYSTAR INC. AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Reserves

     Working Capital was $2,009,874 at September 30, 1995 as compared to $2,433,000 at December 31, 1994, which represents a decrease of $423,126. The decrease in working capital resulted from a loss relating to discontinuance of operations of the Company's prior subsidiary and closure of its New York offices, as well as the results of the Company's continuing operations
suffering a loss primarily during the third quarter.   The Company entered
into a Revolving Credit Agreement with a financial institution in June 1995 which increased the Company's available line of credit from $2,500,000 at March 31, 1995 to $6,000,000 (see Note 3 to Financial Statements). The Revolving Credit Agreement was subsequently modified and the availability has been decreased to $4,500,000 as a result of the Company's failure to maintain certain leverage and income covenants set forth in the Revolving Credit Agreement. These defaults continue and have not been cured and have not been waived by the bank as of this date. The Company is in the process of attempting to negotiate these covenants or to obtain a waiver therefor from the bank.
Based upon the availability under the Revolving Credit Agreement combined with the Company's working capital and reasonable expected levels of future revenues, the Company's management believes that it will be able to meet the Company's capital needs through 1995, so long as the company is successful in its negotiations with its bank lender.

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

     Effective February 1, 1995, the Company acquired all of the capital stock of Datatrend, Inc. ("DTI") by merging a wholly owned subsidiary of the Company into DTI. DTI is a Massachusetts corporation incorporated under the laws of the Commonwealth of Massachusetts in 1993. DTI is engaged in the wholesale and retail distribution of new, used and refurbished computer hardware and components. Substantially all of the Company's business operations are currently conducted by its wholly-owned subsidiary, DTI.

     The Company's revenues and expenses from operations (exclusive of income (loss) from discontinued operations) for the nine months ended September 30, 1995, reflect the operations of

DTI only from the date of acquisition. The revenues and expenses for the nine months ended September 30, 1994, reflect the business operations of the Company's subsidiary which was disposed of in November of 1994. Since the business of the Company has substantially changed in nature for these two periods, no meaningful comparison of financial operations for these periods is possible.

     The Company's current operations have resulted in a loss in the third quarter of operation. The combined results of operations for the first three quarters results in a loss for the nine months ended September 30, 1995. Management attributes this loss to several factors. During the first quarter of 1995 the management of DTI devoted a significant amount of its efforts during the first part of this quarter to the transaction involving the merger of DTI. As a result, sales and operational aspects of the Company for the first quarter were adversely affected. The Company previously expected that first and second quarters involve certain seasonal fluctuations affecting its sales activities and that sales would in fact increase in the third quarter. Sales and revenues for the second quarter did in fact increase over the first quarter. The sales volume for the second quarter increased by approximately
2.5 million dollars over the first quarter (including pre-acquisition January sales of DTI which are not reflected in the Consolidated Statement of Operations). Despite this belief, sales for the third quarter decreased by approximately 1.2 million dollars.

        The Company believes that this decrease is reflective of a decrease in pure trading or spin deals and the Company's increased focus on remanufacturing. During 1993 and 1994, the Company relied heavily on sales to mass merchants such as Damark International Inc. and Computer City.
During 1995, sales to these customers have significantly decreased. Sales to Computer City during 1995 were negligible as compared to constituting approximately 21% of the Company's revenue during 1994. Sales to Damark International, Inc. for the nine months ended September 30, 1995 constituted less than 10% of the Company's revenue, as compared to 12% in 1994 and 56% in 1993. These mass merchant sales have decreased primarily as a result of market conditions, but also have resulted from the Company's decision to improve it's profit margin on sales. The Company is attempting to increase margins and decrease dependence on major customers by focusing its efforts on developing a broader customer base at higher profit margins. Sales to mass merchants are typically at much lower margins and as a result of these lower margins and potential product returns, are considered to be far less profitable in management's opinion.

     The Company has again devoted significant efforts during the third quarter of 1995 towards the improvement of its product purchasing function, product lines and the consistency of its product base. The Company still feels that the development of a steady and consistent supply of product from major name brand manufacturers could not only improve its purchasing ability, but could also increase long range sales volume, profit margins and possibly increase the effectiveness of related advertising and other costs. There is no assurance that these positive effects will in fact result from such efforts. The Company has traditionally purchased a large volume of its product from numerous sources, including manufacturers and other re-sellers. A large portion of the products purchased consisted of end of life models,

excess inventories, close outs and other such items. The Company is no longer focusing on these types of purchases as its main source of product. The Company is concentrating on the purchase of what it believes is a large volume of returned products which require refurbishing or remanufacture in order to be resold. The Company continues to concentrate significant efforts in the area of developing "asset recovery" plans to meet the needs of certain major name brand manufacturers of computer equipment. This asset recovery concept primarily focuses on the purchase of products returned to the manufacturer which require refurbishing or remanufacture in order to be resold. The Company has invested significant efforts in improving it's ability to refurbish and remanufacture these products efficiently. As a result, the Company has developed certain contractual and non-contractual relationships with several manufacturers largely based on its ability to meet these concerns of the manufacturers by providing quality warranty services, re-channeling the products in a manner not adversely affecting the manufacturers distributor relationships, and generally meeting the challenges of each manufacturer with respect to any given product and the related concerns. These contractual relationships do not typically contain any guaranty of the amount of product available to the Company, nor do they typically make the Company the exclusive channel or purchaser for such product. The Company's ability to maintain and further develop these relationships is dependent upon the Company's performance, the level of competition, as well as general market conditions and the decisions of the manufacturer's themselves to continue to outsource these functions. These relationships are terminable by the manufacturer and there is no assurance that these relationships will continue or that the Company's asset recovery focus will be successful.

Discontinued Operations

     The Company previously sold its wholly-owned subsidiary to Travel Safety Children's Products, Inc. As a part of the consideration therefore, the Company received a non-negotiable promissory note in the amount of $640,000 payable over 14 months commencing December 26, 1994. There was no assurance that any sums will be received under the promissory note and due to this uncertainty there is a substantial bad-debt reserve against the principal amount of the promissory note. The Company received no payments under the promissory note during the third quarter of 1995. Travel is currently in default of the terms of the promissory note and the Company has terminated Travel's rights under the License Agreement. There is no assurance that any further payments will be received or sums recovered under the promissory note, therefore, the balance remains fully reserved. The note receivable reflected on the Company's balance sheet as of September 30, 1995 is not related to the sale of Travel Safety Children's Products, Inc.

                        BABYSTAR, INC. AND SUBSIDIARY

Part II:                      OTHER INFORMATION


Item 1.  Legal Proceedings

     The Company has filed an action in the United States district Court against a supplier of computer products, Jabil Circuit, Inc. For breach of contract and related damages. The action is entitled Datatrend, Inc. v.
                                                      ------------------
Jabil Circuit, Inc. (Civil Action No. 95-11764DPW).  Jabil Circuit, Inc. has
-------------------
filed a counterclaim against the Company alleging breach of contract, quantum meruit and unjust enrichment, seeking an unspecified sum of damages, plus interest and costs.

     The Company is not currently involved in any other material legal proceedings.

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

     No matters were submitted to a vote of security holders in the third quarter of 1995.

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

