Form 10KSB
period 1995-12-31
BABYSTAR INC
filed 1996-04-15
CIK 806842

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-KSB
(Mark One)

     /X/ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required):

     For the fiscal year ended December 31, 1995

     / / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required):

     For the transition period from  _________________ to ________________

Commission file number   0-15929

                           DATATREND SERVICES, INC.
       ----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

  DELAWARE                                          11-2726109
  ------------------------------------------        ----------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

1515 Washington Street, Braintree, MA               02184
- --------------------------------------------        ----------------------
     (Address of Principal Executive Offices)              (Zip Code)

              (617) 691-1200
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

        Securities registered under Section 12(b) of the exchange Act:

                                            Name of Each Exchange
     Title of Each Class                     On Which Registered
     -------------------                    ---------------------
Common Stock (par value $.01 per share)      NASDAQ
- ---------------------------------------     ---------------------


- ---------------------------------------     ---------------------



     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No ____

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     State issuer's revenues for its most recent fiscal year.   $29,299,629

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the exchange Act.)

                       $13,691,387 as of April 10, 1996

          Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                    APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  X    No ____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the last practicable date:   Common Stock, $0.01par value
4,712,795 shares at April 10, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) Into which the document is incorporated: (1) any annual report to security-holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

     Transitional Small Business Disclosure Format (check one):

Yes ____   No  X

                                    PART I

Item 1.  Description of Business

Business Development

     Datatrend Services, Inc. (the "Company") was incorporated in New York in 1985 under the name E & C Video Productions, Inc. The Company's name was changed to Star Classics, Inc. in 1987, and then to Star Mark, Inc. in 1991. Effective in March of 1993, the Company changed its name to Babystar Inc. and was reincorporated in the state of Delaware. On November 14, 1995 the stockholders voted to approve a change of name from Babystar, Inc. to Datatrend Services, Inc. The Company amended its Certificate of Incorporation in November 1995 effecting this name change in the State of Delaware.

     Sale of Significant Asset. The Company was previously engaged in the business of marketing a juvenile car seat for children through its wholly-owned subsidiary, Travel Safety Children's Products, Inc. ("Travel"). Due to engineering challenges with the Company's car seat product, the Company ceased production and on November 17, 1994 the Company completed the sale of Travel to Travel Safety Corp. ("Purchaser"). At the closing, Purchaser paid $136,000 to the Company and Purchaser delivered to the Company a non-negotiable promissory note (the "Note") in the amount of $640,000 payable over 14 months commencing December 26, 1994. The Note provided for interest at the annual rate of 8.5% The Company and Travel also entered into a License Agreement pursuant to which Travel will have the exclusive right to use car seat patents owned by the Company. The License Agreement had a term of seven and half years and provided for royalty payments of $2.00 per product sold, with minimum royalty payments of $37,500 per calendar quarter commencing July 1, 1995. Effective August 1, 2002, the patents were to be assigned to Travel, provided that all royalty and other payments required to be made under the License Agreement have been made. Travel was also granted the option to make designated lump sum payments and thereby terminate the License Agreement and acquire the patents prior to August 1, 2002. The Purchaser is currently in default pursuant to the terms of the Note and the License Agreement. The Company has notified the Purchaser that it has terminated the Purchaser's rights pursuant to the License Agreement. The Company is currently in the process of instituting legal proceedings against the Purchaser for the defaults pursuant to the Note and License Agreement. There is no assurance that any sums will be ultimately recovered under the Note and/or the License Agreement and due to this uncertainty, there is a bad debt reserve against all sums due under the Note and no royalties have been accrued or received under the License Agreement. Purchaser's President served as a consultant to the Company and is the inventor and designer of Travel's products.

     Acquisition of Datatrend, Inc. Effective on February 1, 1995, the Company acquired all of the capital stock of Datatrend, Inc. ("DTI") by merging a wholly owned subsidiary of the Company into DTI. DTI is a Massachusetts corporation incorporated under the laws of the Commonwealth of Massachusetts in April 1993. DTI had no predecessor or prior business activity. DTI is engaged in the wholesale and retail distribution of new, used and refurbished computer hardware and components. DTI is also engaged in the business of servicing the returns management needs of certain computer manufacturers and resellers. Substantially all of the Company's business operations are currently conducted by its wholly-owned subsidiary, DTI. Unless otherwise indicated, all references herein to the business of the Company include the business of DTI.

Business of Issuer

     Principal Products or Services

     The Company purchases and sells microcomputers, peripherals, components and accessories (collectively referred to as "Products"). The Company sells new, used and refurbished Products. The Company purchases completed new and used Products from numerous sources, including manufacturers and other re-sellers. The Products purchased consist of new Products, including end of life models, excess inventories, close outs and other such items. The Company also purchases incomplete, defective and returned Products which require refurbishing or remanufacture in order to be resold. The Company performs limited assembly, remanufacturing, and refurbishing activities at its Braintree, Massachusetts facility and through certain other subcontractors. The Company has developed relationships with certain manufacturers whereby the Company purchases large quantities of goods returned to the manufacturer by customers. The Company refurbishes and remanufactures these Products and markets the Products through its distribution channels. The Company has been able to develop relationships with several large manufacturers, which has strengthened the Company's ability to obtain Products. These relationships with manufacturers are not pursuant to any long term contractual relationship and there is no assurance that they will continue in the future.

     The Company also provides returns management services to manufacturers and resellers of certain Products. The Company's returns management services include consulting and services with respect to identifying and analyzing causes of returns, designing returns limitation programs and designing and instituting cost effective returns handling programs. The Company provides comprehensive returns management services, including, but not limited to, inbound audit of returned products, product reconditioning, product sanitization (retiring serial no., change model no., etc.), parts recycling and reclamation, and other services relating to such programs such as data collection, analysis and reporting to assist in evaluating certain problems and trends in returned products. As a large part of this returns management service, the Company provides Product reconditioning services to manufacturers of computer products. The Products are reconditioned by the Company for manufacturers or other entities in exchange for service fees. The Company currently conducts its reconditioning operations at its Braintree, Massachusetts facility and also conducts certain reconditioning operations at a facility in Memphis, Tennessee. The Memphis operation commenced in October of 1995 and is located within a facility leased by Canon Computer Systems ("Canon"), a major manufacturer. The Company has no long term contract with Canon and currently has no long term lease obligation with respect to this facility. The Company is in the process of negotiating and anticipates a lease for a new facility of approximately 50,000 square feet in the Memphis area, which facility would require a long term lease commitment.

     Distribution Methods

     The Company sells its Products through several alternate channels within and without the United States. On a wholesale basis, the Company sells Products to mass merchants, catalogue re-sellers, retailers and to value added re-sellers ("VAR"). The Company also channels its Product directly to retail customers through telemarketing, local advertising and other direct marketing activities. The Company has relocated from its previous distribution center in Westwood, Massachusetts, and as a result, closed its retail outlet at that location. The Company is seeking new retail outlet locations, however the Company has not opened any significant retail outlet locations and retail outlet sales are not currently significant to the operations of the Company. The Company supplies Products to most of its customers through its 77,000 square foot distribution center in Braintree, Massachusetts. In 1993, its first partial year of operation, a large volume of the Company's business was distributed through a large mass merchant, Damark International, Inc. In 1994, however, the Company expanded its customer base greatly and significantly decreased its dependence on this relationship as a distribution channel for Product. During 1995, the Company further reduced this dependency and less than 10% of the Company's sales were derived from sales to Damark International, Inc. No other single customer accounted for in excess of 5% of the Company's sales.

     Returns Managements Programs and Revenues.

     During 1995, the Company began deriving revenues from design and implementation of returns management programs. During 1995, the Company generated approximately $560,000 in service revenues. Approximately $471,000 (84%) of these revenues were derived from Canon. The Company currently has no long term contractual relationship with Canon and there is no assurance that these service revenues will continue. The Company operates a returns management facility in Memphis, Tennessee in a building leased by Canon.

     Competition

     The Company is engaged in a business with numerous competitors, both for the purchase of the products from manufacturers and the ultimate sale of the Products to customers. The typical number of product purchases is usually a relatively small number of transactions of large quantities of product. The purchases of product on many occasions result from a bid type procedure with the highest or most "responsible" bidder being awarded the purchase. There are numerous other companies in competition for this product, both within and without the United States. Many manufacturers are not only interested in the price being offered for the Product, but the "responsibility" of the purchaser. The manufacturers look for "responsible" purchasers in order to insure that quality control measures, warranty service, distribution methods and channels and many other factors are properly handled by the purchaser so that it does not affect the manufacturer's reputation, or its relationship with its primary distributors. The Company has developed relationships with manufacturers largely based on its ability to meet these concerns of the manufacturers by providing quality warranty services, re-channeling the products in a manner not adversely affecting the manufacturers distributor relationships, and generally meeting the challenges of each manufacturer with respect to any given product and the related concerns. There is no assurance that these relationships will continue.

     The Company's returns management consulting and service efforts are also designed to not only produce service revenues, but also to yield purchase opportunities for the reconditioned Product. There is no assurance that these programs will result in additional sources of Product for the Company.

     There are also numerous competitors on the resale side of the Company's business. Many of the Company's own customers compete with the Company's retail catalogue and telemarketing business. In addition, there is significant competition for sales to mass merchant, catalogue re-sellers, VARs and other of the Company's customer base. The Company believes that it has grown in the face of this competition due to its ability not only to purchase and offer the product at the correct pricing, but also due to its ability to meet the unique needs of its customers, its ability to identify unique cooperative relationships with vendors or retailers who might be considered competitors, and its ability to offer the right product at the right time.

     Sources of Products and Principal Suppliers

     Significant changes and advances have rapidly transformed the microcomputer industry in the recent past. A market which previously consisted of a relatively small number of large manufacturers, now consists of numerous large and small manufacturers. The rapid technological changes in the industry have resulted in an accelerated rate of product obsolescence, requiring rapid inventory turnover to avoid product obsolescence. The Company purchases certain excess inventories of available Product from manufacturers and re-sellers.

     In addition, the large number of competing manufacturers has resulted in the discontinuance of certain products and product lines, as well as the discontinuance in the operations of certain manufacturers. The Company purchases certain discontinued Products and close out inventories. The Company's sources of Product include not only purchases of new and used Products from numerous original computer and peripheral manufacturers, but also include purchases of Products and excess inventories of other re-sellers. Due to the nature of the Company's business, the Company does not have a long term contractual relationship with any one manufacturer which it considers a principal supplier. However, the Company has purchased large volumes of product from many of the major manufacturers in the United States including AT&T, NEC Technologies, Dell, Okidata, Canon and other such manufacturers. There is no assurance that the Company's relationship with any of these manufacturers will continue. The volume of Product available and purchased is largely dependant upon the manufacturers' needs and actions and the changes in technology, rather than the typical demand of the Company's market. In fact, the very nature of the Company's business dictates that many of the Company's purchases result from manufacturer's discontinuing Products, discontinuing certain operations related to the Products, or discontinuance of operations as a manufacturer, therefore these relationships are inherently short term.

     The Company's ability to continue to compete effectively for the purchase of Products is subject to its continuing ability to maximize the resale value of these Products through its distribution channels, as well as its continuing ability to meet the challenges set by the individual manufacturers with respect to the Company's ability to handle certain large volumes, provide reconditioning services, warranty service and repair, re-marketing and resale of the Product. The Company has been able to successfully meet these challenges to date and is attempting to develop new and stronger relationships with large manufacturers. There can be no assurance that these efforts will be successful.

     Dependence on Major Customers

     During 1993 the Company's largest volume customer was Damark International, Inc. ("Damark"). Damark is a mass merchant engaged in catalogue sales of numerous types of electronics equipment, including computer products and accessories. During 1993, approximately 60% of the Company's revenue was derived from sales to Damark. During 1994, this volume significantly decreased as total sales and sales to other customers grew, and only approximately 12% of the Company's revenues were derived from sales to Damark. During 1994, the Company also had a substantial sales relationship with Computer City, a large retail seller of computer equipment and peripheral. Sales to Computer City accounted for approximately 20% of the Company's revenue during 1994. During 1995, the dependance on these customers decreased further and Damark and Computer City accounted for less than 11% of the Company's sales.

     The Company has significantly broadened and is continuing to expand customer base through telemarketing, retail sales and other methods to increase profitability and eliminate dependency on individual large volume accounts. Although the dollar volume of sales to Damark in relation to the Company's total revenues was significant during 1993 and somewhat less significant during 1994, and the dollar volume with Computer City was significant during 1994, the profit derived from such bulk sales to mass merchants is generally much lower than profit derived from sales to other re-sellers, VARs, and retail customers. The Company is still selling Products to both Damark and Computer City. Although the loss of either of these customers would affect the Company's profitability, due to the decreasing volume of such sales, the Company does not believe that the loss of sales to either customer would materially adversely effect the Company's profitability. Although the Company continues to sell to such large volume customers, the Company has developed a wholesale and retail customer base that it believes will support its profitability such that the loss of any one large customer would not materially adversely effect the Company's profitability. The Company is continuing to attempt to expand it's own retail business by opening or expanding new channels of distribution to retail customers, including the catalogue and retail "outlet" concept. To date, the Company's efforts in opening and operating retail outlets has achieved only limited financial success. There is no assurance that these efforts will ultimately be successful.

     The Company's service revenue during 1995 was largely derived from a single customer, Canon. There is no long term service contract with Canon and there is no assurance that these service revenues will continue. The Company is currently providing such returns management and reconditioning services to Canon and other manufacturers. These returns management programs are usually of either a fixed duration by number of units of Product, or are of an at-will nature, terminable by either party on short notice, for any reason.

     Patents, Trademarks, Licenses, Royalties

     The Company does not have any patents or trademarks and does not consider patents or trademarks to be significant to its operations. Travel, the wholly-owned subsidiary sold by the Company, was granted two patents for its child car seats. These patents are significant to Travel's business and were assigned pursuant to the License Agreement with the Purchaser. Based upon the defaults by the Purchaser under the Note and the License agreement, the Company does not expect any payments or royalties from Travel, nor does the Company have any assurance that these patents will have any value to the Company in the event that the Company is successful in terminating the License Agreement and these patents revert to the Company. See "Sale of Travel Safety Children's Products, Inc."

     Governmental Approval and Government Regulation

     There is no significant government approval or regulation of the products or business which currently effect the Company.

     Research and Development

     The Company has not expended any material sums on any research or development activities in connection with its current business. Prior to the sale of Travel in November of 1994, the Company expended certain funds on research and development in connection with Travel's juvenile car seat business, which the Company now treats as discontinued operations.

     Compliance with Environmental Laws

     The Company does not incur any material expenses related to compliance with environmental laws or regulations in the conduct of its business.

     Employees

     The Company has 62 full time and 1 part time employees at its Braintree facility. The Company employs 15 full time employees at its Memphis facility. The Company also engages the services of outside consultants and employs temporary employees for special projects and to meet short term staffing and production requirements. The Company believes its present employees are adequate to meet its current business requirements.

     Although the Company has a sales force consisting of approximately 8 employees, Mark A. Hanson, the President, CEO and a Director of the Company has been responsible in excess of approximately 28% of the dollar volume of sales of the Company in 1995. In addition, the majority of the Products purchased by the Company are purchased by Mark A. Hanson and the Company's ability to purchase Products effectively is largely dependant upon relationships developed and maintained by Mark A. Hanson. The Company has a five year employment contract signed in February 1995 with Mark A. Hanson which contains substantial non-compete provisions, however, the loss of Mark A. Hanson would, in the opinion of the Company, significantly adversely impact the Company's profitability. The Company currently maintains $4,000,000 in key man life insurance on the life of Mark A. Hanson.


Item 2.  Description of Property

     The Company's principal offices are located at 1515 Washington Street, Braintree, Massachusetts in a usable area of approximately 107,000 square feet(1) of space leased from December 27, 1995 through December 26, 2005 at an annual rental of $212,382.50 in equal monthly installments of $17,698.54 per month plus escalations for the first full year. Annual rental for the second through tenth year of the lease term increases as follows:

     Year      Annual rent         Monthly rent
     ----      -----------         ------------
     2         $274,166.50         $22,847.21
     3         $312,781.50         $26,065.13
     4         $328,227.50         $27,352.29
     5-6       $339,812.00         $28,317.67
     7-8       $355,258.00         $29,604.83
     9-10      $370,704.00         $30,892.00

The Company vacated its previous 40,000 square foot distribution center in Westwood, Massachusetts in January 1996. The Westwood facility was of insufficient size to accomodate the Company's growing returns management and reconditioning business and the Company's lease on these premises was due to expire on May 30, 1996. The Company has not executed a formal lease termination agreement with its landlord, however, the Company moved out early at the request of the landlord and the premises were occupied by an abutting tenant in January 1996. The Company does not expect to incur any significant liability as a result of the early termination of this lease.

The Company believes its current facilities are adequate for its current level of operations and foreseeable needs. However, the Company is in the process of negotiating a lease for a new 50,000 square foot reconditioning center in Memphis, Tennessee. No formal lease arrangement has been entered into as of the date of this submission.

     The Company was party to a lease for office premises in New York pursuant to a lease expiring in July 1997. Since the Company no longer anticipated the use of these offices and has terminated all employees and business activities at said premises, the Company accrued the sum of

- --------------------------

     (1) The leased premises consist of a building floor area of approximately 77,320 square feet, of which approximately 14,000 square feet is office space and the remaining 63,000 square feet consists of warehouse and loading dock area. The warehouse has a separate mezzanine area which provides an additional usable area of approximately 29,000 square feet and which is accessible by a lift providing the ability to move and store pallets of inventory and materials in the additional mezzanine area.

$72,000 as of December 31, 1994, representing the approximate present value of all future payments due pursuant to that lease. The Company consummated a settlement of the entire lease obligation for those premises in consideration of a final payment of $7,500 and forfeiture of its security deposit and payment of monthly rent through September 1995. As a result of this transaction, the Company has eliminated the previously accrued liability for the future lease payments which is reflected in the Company's financial statement as Income from Discontinued Operations. The expenses relating to the settlement are included as expenses from discontinued operations.

Item 3.   Legal Proceedings

The Company has filed an action in the United States District Court against a supplier of computer products, Jabil Circuit, Inc. for breach of contract and related damages. The action is entitled Datatrend, Inc. v. Jabil Circuit, Inc. (Civil Action No. 95-11764DPW). The Company is seeking damages in excess of one half million dollars. Jabil Circuit, Inc. has filed a counterclaim against the Company alleging breach of contract, quantum meruit and unjust enrichment, seeking damages in excess 2 million dollars, plus interest and costs.

The Company has also notified the Purchaser of its Travel that it has terminated its rights pursuant to the Licenses Agreement as a result of Purchaser's failure to make required payments pursuant to the Note and the License Agreement, for its failure to properly maintain the patents pursuant to the terms of the License Agreement, and other related defaults. The Company is in the process of commencing appropriate legal proceedings against Purchaser to collect sums due and enforce the Company's rights under the patents, the Note, the License Agreement.

     The Company is not currently involved in any other material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

     On November 14, 1995, the Company held its annual Meeting at its offices in Westwood, Massachusetts. At the annual meeting, the Company submitted the following proposals to a vote of Security Holders.

     Election of Directors. To elect five directors to the Board of Directors of the Company to serve for a term of one year or until their successors are duly elected and qualified:

                              FOR           WITHHELD
                              ---           --------
          Mark A. Hanson      4,426,079      20,970
          Yitz Grossman       4,426,079      20,970
          John G. Bulman      4,426,079      20,970
          Werner Haase        4,426,079      20,970
          Kevin Donovan       4,426,079      20,970

     Proposal to Amend the Certificate of Incorporation to Change the Company's Name to Datatrend Services, Inc.

     FOR: 4,430,164      AGAINST:   12,385        ABSTAIN:   4,500

     Proposal to Amend the Company's Certificate of Incorporation to Increase Common Stock Authorized to 30,000,000 Shares.

     FOR: 4,294,674      AGAINST:  113,975   ABSTAIN:  38,400

     Proposal for Ratification of Appointment of Richard A. Eisner & Company LLP, independent certified public accountants, as auditors for the Company for the fiscal year ending December 31, 1995.

     FOR: 4,421,314           AGAINST:   14,385   ABSTAIN:   11,350

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     The following table sets forth the high and low closing bid and asked quotations for the Company's Common Stock during recent fiscal years by fiscal quarters. These quotations have been reported by the National Association of Securities Dealers, Inc. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

     1994                     High      Low
     ----                     ----      ---
     Jan 1 through Mar 31     3.95      2.79
     Apr 1 through Jun 30     3.75      2.13
     Jul 1 through Sep 30     3.38      2.75
     Oct 1 through Dec 31     2.75      1.75

     1995
     ----
     Jan 1 through Mar 31     1.75      0.81
     Apr 1 through Jun 30     3.50      1.50
     Jul 1 through Sep 30     5.69      2.50
     Oct 1 through Dec 31     3.31      1.63

     The Company has not paid a cash dividend on its Common Stock. The Company does not contemplate paying any cash dividends on its Common Stock in the near future. The holders of the Company's Series A Preferred Stock had the right to receive cumulative dividends before dividends could be declared on the Common Stock. In February 1994, the Company negotiated the redemption of all outstanding shares of the Company's Series A Preferred stock and no cumulative dividends are due thereon.

     As of April 9, 1996, there were 157 holders of record of the Company's Common Stock. Such number of record owners does not include beneficial owners of the Company's Common Stock which shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others or in nominee names exceeds 1300 in number.

Item 6.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     For the purposes of this discussion and financial reporting purposes, the merger of Datatrend Services, Inc. (formerly Babystar, Inc.) and Datatrend, Inc. ("DTI") shall be treated as if DTI acquired Datatrend Services, Inc. (the "Company") effective February 1, 1995. Any references and comparisons made relating to the operations of the Company in this discussion and in the accompanying financial statements relates to the business operations of DTI for the years ended December 31, 1994 (prior to the merger) and for the fiscal year 1995. Such discussions do not include consideration of the operations of the Company's previously wholly owned subsidiary Travel Safety Children's Products, Inc. Other than as they are reflected in the Discontinued Operations section of the financial statements.

     Liquidity and Capital Resources.

     Substantially all of the Company's assets are included in inventory and accounts receivable. Inventory values are $6.092,000 and $3,286,000 for the years ended December 31, 1995 and 1994, respectively. This represents an increase of $2,806,000 or 85% from 1994 to 1995. This large increase in Inventory is primarily due to increased inventory purchases from a major supplier during 1995 combined with the fact that the Company became involved in more purchases of Inventory requiring reconditioning, including those from the major supplier referenced herein. These purchases required reconditioning prior to salability, which increased the time required to turn the Inventory, resulting in a longer Inventory turnaround. These factors resulted in significantly increased inventory levels at December 31, 1995. The Company is attempting to reduce inventory levels through current sales activity and the inventory levels at December 31, 1995 reflect an actual decrease from higher inventory levels earlier in the fiscal year. However, the nature of the purchases by the Company which are largely influenced by availability in the market, whether of saleable product or product requiring reconditioning, will continue to affect the inventory levels of the Company.

     Accounts receivable were $4,297,000 and $2,073,000 for the years ended December 31, 1995 and 1994, respectively. This represents an increase in accounts receivable of $2,224,000 or 108%. Of this increase, $1,300,000 is the result of a single year end sale to one of the Company's customers made on December 29, 1995 for which the Company has subsequently collected the funds. The remainder of the increase is due to a combination of an increase in sales during the fourth quarter of 1995 as compared to 1994 and an increase in the number of customers being provided credit terms by the Company.

     Other current assets increased $700,000 to $1,194,000 at December 31, 1995 from $494,000 at December 31, 1994. This increase is entirely attributable to prepayments for inventory in the amount of $771,000 made at the end of December 1995.

     Accounts payable for the years ended 1995 and 1994 were $6,873,000 and $2,727,000, an increase of $4,146,000. The increase in accounts payable is reflective of the increased purchases and level of inventory.

     The Company maintained a $4,500,000 line of credit facility with the Bank of Boston, N.A. The outstanding balance on that line of credit was $1,000,000 at December 31, 1995. The Company is in the process of terminating its relationship with the Bank of Boston and has paid the outstanding principal balance down to approximately $70,000 as of April 8, 1996. The Company is in the process of negotiating alternate financing. In addition, subsequent to December 31, 1995, the Company was able to convert a trade account payable to a major supplier in the approximate amount of $3,426,000 into an obligation payable over a twelve month period pursuant to two promissory notes which accrue interest at the rate of 12% per annum and require 12 monthly of principal and interest totaling $314,183 commencing as of May 1996. Based upon the foregoing, the Company does not feel that the termination of its relationship with the Bank of Boston, N.A. will adversely effect its working capital position.

     At December 31, 1995, the Company had a short term note payable in the amount of $1,137,500. These funds were borrowed to finance a specific inventory purchase and the note was repaid in full in January 1996 from proceeds of the sale of that inventory.

     Results of Operations.

     Revenues for the years ended December 31, 1995 and 1994 were $29,300,000 and $36,368,000, respectively. This represents a 19% decrease in revenues from the prior fiscal year. As discussed previously, the Company has decreased its dependence on sales to large volume/low profit margin accounts such as Damark International, Inc. This decrease in sales volume is largely a result of the decrease in sales to those large volume customers. Although the Company's sales decreased, the Company's gross profit margin on sales increased drastically. In 1995, cost of sales was $23,909,000 on sales of approximately $29,300,000 for a gross profit of $5,390,000 or 18%. This is compared to a cost of sales of $32,662,000 in 1994 on sales of approximately $36,368,000 for a gross profit of $3,706,000 or 10%. This significant increase in gross profit and gross profit percentage, despite a decrease in sales volume, is largely attributable to the Company's higher level of activity with respect to purchasing and reconditioning inventory the decrease in sales to the large volume accounts which typically yielded significantly lower profit margins. The Company has experienced significantly increased margins on reconditioned inventory than those margins achieved on inventory which is purchased for immediate resale. To a lesser extent, the Company's service revenue also assisted in contributing to a higher gross profit percentage in 1995.

     Operating expenses in 1995 and 1994 were $4,932,000 and $2,843,000 respectively. Operating expenses for 1995 increased during 1995 and were approximately 17% of sales as compared to approximately 8% of sales during
1994.   The increase of $2,089,000 was a result of the Company's increase in purchasing inventory which required reconditioning. This reconditioning activity required increased personnel, higher inventory levels, increased costs for supplies, parts and equipment, as well as increased occupancy costs of a significantly larger facility. The Company has also increased staffing levels to accommodate the increase in its service activities.

     The Company's net profit for the year ended December 31, 1995 was $243,000 as compared to $608,000, or a decrease of $365,000. As a percentage of sales,

profit fell from 1.7% in 1994 to 0.8% in 1995. There were numerous factors which contributed to higher costs and ultimately lower profit in 1995. The Company incurred significant additional expenses primarily as a result of increased staffing to accomodate the Company's increased level of reconditioning type projects. The Company also expanded its sales force to decrease its dependence on Mark A. Hanson. The Company believes that its current infrastructure will support additional growth in the Company's reconditioning type projects and that the Company's experience during 1995 should increase its profitability on such projects in the future. However, there can be no assurance that there is sufficient reconditioning volume or continuing projects of such type which will be awarded to the Company to provide such profitability in the future.

Item 7.   Financial Statements

     The Financial Statements of the Company are contained in this report beginning at Page F-1.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not Applicable.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Officers and Directors

     The officers and directors of the Company are as follows:

     Name                Age       Capacity
     ----                ---       --------
     Mark A. Hanson      (40)      President, Chief Executive Officer, and
                                    Director
     Yitz Grossman       (41)      Secretary and Director
     John G. Bulman      (37)      Assistant Secretary and Director
     Werner Haase        (58)      Director
     Kevin Donovan       (32)      Director

     The directors serve for a term of one year or until their successors are duly elected and qualified. There are no standing audit, nominating or other committees of the Board of Directors. There are no arrangements as to compensation of its members in such capacity. Officers serve at the pleasure of the Board of Directors. Kevin Donovan is Mr. Hanson's brother-in-law. There are no other family relationships among directors of executive officers.


     Mr. Hanson also serves as President, Chief Executive Officer, Treasurer and a director of DTI. Mr. Bulman is Secretary and a director of DTI. Mr. Donovan is a director of DTI.

     Mark A. Hanson  Mark A. Hanson was elected President, CEO and Director of
the Company in February 1995.   In 1993 he helped found Datatrend, Inc. and has
been the President and a Director of Datatrend, Inc., the Company's wholly owned subsidiary acquired in February 1995, since its formation in April 1993. Prior to founding Datatrend, he was President of Bostek, Inc. for approximately four years, and has been a business consultant specializing in advising manufacturers and distributors about automation and software customization since 1978.

     Yitz Grossman  Mr. Grossman was elected as Secretary and a director of the
Company  in February 1993.   Mr. Grossman has acted as a business consultant to
the Company, with a special emphasis on marketing, since March 1992.   In July
1984, Mr. Grossman formed Target Capital Corporation, a New York privately-held corporation engaged in financial consulting and has been the Chairman and President of that corporation since that time. Mr. Grossman is a director of Water-Jel Technologies, Inc., a publicly held company involved in producing a line of fire blankets and burn dressings, and Mark Solutions, Inc., a publicly held business which manufactures modular prison cells.

     John G. Bulman was elected a director of the Company in February 1995. Mr. Bulman has been a director of Datatrend, Inc., the Company's wholly-owned subsidiary, since its formation in April 1993. Mr. Bulman is an attorney admitted to practice in the Commonwealth of Massachusetts in 1987. Mr. Bulman has acted as Mr. Hanson's counsel on various business matters since approximately April of 1987. Mr. Bulman is also a certified public accountant in the Commonwealth of Massachusetts.

     Werner Haase was elected a director of the Company in February 1995. For more than the past five years, Mr. Haase has been a director, President and Chief Executive Officer of Journeycraft, Inc., a privately held New York corporation involved in travel and sales promotion. Mr. Haase is also a director of Water-Jel Technologies, Inc., Pure Tech International, Inc. Pure Tech International, Inc., a publicly held Company engaged in plastics recycling and the production of injected plastic molding, garden hose, specialty plastic compounds, fabricated precision plastic components and non-woven textiles and Multi-Media Tutorial Services, Inc., a publicly held corporation which produces and distributes educational materials on video tape format.

     Kevin Donovan was elected as a director of Datatrend, Inc., the Company's wholly-owned subsidiary in January 1995. Pursuant to the Agreement, Mark A. Hanson has the right to appoint one additional Director of the Company. Kevin Donovan was Mr. Hanson's nominee for that directorship. Mr. Donovan is a certified public accountant in practice in the Commonwealth of Massachusetts. Mr. Donovan has been in practice as a certified public accountant since 1988, and is the principal of Kevin Donovan, P.C., a privately held professional corporation in the Commonwealth of Massachusetts formed by Mr. Donovan in June

1994. Mr. Donovan is Mr. Hanson's brother-in-law. Mr. Donovan was elected at the Company's annual meeting on November 14, 1995.


Item 10.  Executive Compensation

     The following table sets forth information with respect to compensation paid by the Company for services to the Company during the three fiscal years ended December 31, 1995 of the Company's Chief Executive Officer and its other officer receiving compensation in excess of $100,000 per year. Information for Messrs. Hanson and Moskowitz for 1994 reflects compensation received from DTI prior to its acquisition by the Company. Therefore, the compensation shown for Messrs. Hanson and Moskowitz prior to acquisition is not reflected in the Company's financial statements for 1994. Mr. Hanson became President and Chief Executive Officer of the Company in February 1995. Mr.

Moskowitz left his position with DTI at the time of acquisition of DTI by the Company and has not assumed any position with the Company.

                    Summary Compensation Table
                    --------------------------                  All Other
Name and Principal Position        Year    Salary     Bonus     Compensation(2)
- ---------------------------        ----    ------     -----     ---------------
Mark A. Hanson                     1995   $173,019      -       $    -
     President, Chief              1994   $125,167      -       $   775
     Executive Officer             1993     89,000   $40,000         -
      and Director

Michael W. Moskowitz               1995   $ 15,500      -            -
     Former CEO and                1994   $125,167      -            -
     Director                      1993   $ 89,000      -            -

Martin Chopp
     Former President, CEO         1995   $216,000(3)   -       $15,592
     and Director                  1994   $208,000      -       $30,765
                                   1993   $176,800      -       $27,140

     DTI was incorporated in April 1993. Therefore, 1993 salaries and compensation indicates only partial year salaries. No salaries or compensation were paid for 1992. Mr. Chopp resigned his position with the Company in February 1995 and received a $200,000 payment in termination of his employment contract which is included in the salaries figure above. Subsequent to his resignation, Mr. Chopp, as a principal of Sun Capital Company, also received fees in the amount of $15,592 as compensation for providing services with respect to the collection of sums due from Travel Safety Corp. These fees are included in All Other Compensation presented above.

     Prior to the merger with the Company on February 1, 1995, DTI elected treatment as a Subchapter S corporation for federal income tax purposes. DTI paid Mr. Hanson (45% shareholder) and Mr. Moskowitz (45% shareholder) as well as

Mr. Bulman (5% shareholder) and Mr. Steven Kaplan (5% shareholder) distributions for the tax year ended 1993 in an amount equal to approximately 45.6% of the Subchapter S earnings of DTI reportable on their personal income tax returns based upon their respective stock ownership. Pursuant to the Agreement (as hereinafter defined), the Company paid Mr. Hanson and Mr. Bulman a distribution for the tax year ending December 31, 1994 totaling $125,000 for payment of their personal income tax liability for Subchapter S earning reportable on their personal income tax returns. Mr. Moskowitz is not entitled to any such distribution and Mr. Kaplan received a distribution for the year ended December 31, 1994 on January 31, 1995.



- ---------------
(2) The Company paid premiums for life insurance policies on the life of Mr. Chopp. Mr. Chopp was entitled to name the beneficiary on the policy on his life.

(3) Includes termination payment to Martin Chopp of $200,000 for early termination of his employment contract as of January 31, 1995.

     The aggregate amount of personal benefits, including personal use of two automobiles provided to officers and used primarily for business purposes, cannot be specifically or precisely ascertained and do not, in any event, exceed $50,000 or 10% of compensation as to any person.

     The Company offers health insurance to its employees. At the present time, the Company has established a 401(k) savings plan for its employees and does not have any other retirement, pension, profit sharing, or other similar programs or benefits.

     The Company has not paid remuneration of any nature for or on account of services rendered by a director in such capacity.

     There were no stock appreciation rights or stock options granted during the fiscal year ended December 31, 1995 to the above-mentioned officers. The Company has no pension or long term incentive plans other than the 401(k) savings plan referenced above. See "Item 12 - Certain Relationships and Related Transactions" for information regarding certain stock grants to be made to Messrs. Hanson and Bulman pursuant to the Agreement based upon future earnings of the Company.

     The following table sets forth information with respect to the number and value of unexercised options held by the above mentioned officers at the end of 1995. There were no stock options exercised by the named officers during the fiscal year. The Company has not granted any stock appreciation rights.

                      Aggregated Option Exercises in Last
                      -----------------------------------
                 Fiscal Year and Fiscal Year End Option Values
                 ---------------------------------------------

                                                       Value of Unexercised
                         Number of Unexercised         In the Money Options
                         Options at 12/31/95           at 12/31/95

     Name                Exercisable (#)               Exercisable ($)
     ----                ---------------               ---------------
Mark A. Hanson
     President and CEO          0                      $      0

Martin Chopp                    0                      $      0
     Former President

     Mr. Chopp is no longer employed by the Company. Any unexercised options held by Mr. Chopp have expired pursuant to their terms since they were not exercised within a specified period after the termination of their employment with the Company. Nether Messrs. Hanson or Moskowitz held any stock options or stock appreciation rights in either the Company or DTI.

     The Company has entered into an employment contract with Mark A. Hanson dated January 1995 for a term of five years. Mr. Hanson is to serve as the President, Chief Executive Officer and a director of the Company. Mr. Hanson is to receive a annual salary of $180,000 plus escalations. Mr. Hanson is also entitled to a Company provided vehicle, health insurance and other such benefits.

Mr. Hanson's employment can be terminated by the Board of Directors if the Company does not meet certain after tax earnings goals specified in the employment agreement. Mr. Hanson may terminate the employment agreement should the Company's previous directors come to constitute a majority of the Board of Directors.

     The Company has entered into a consulting agreement with Target Capital Corp. dated January 1995 for a term of three years. The consulting agreement automatically renews for a term of an additional three years if Target Capital Corp. is able to assist the Company in raising certain specified amounts of equity capital over the initial three year term. Target Capital Corp. is wholly-owned by Mr. Grossman. Under this Agreement, Target Capital is entitled to annual consulting fees in the amount of $100,000. The Company has issued to Mr. Grossman warrants to purchase an aggregate of 342,000 shares. In October 1994, the exercise price of 247,000 of these warrants was adjusted downwards from $3.26 to $0.62 per share and the exercise price of the remaining 95,000 warrants was adjusted downwards from $0.79 to $0.62 per share. The expiration date was extended from December 31, 1994 to December 31, 1997 on all 342,000 warrants.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     The following table sets forth information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors, and (iii) all officers and directors of the Company as a group:

           Security Ownership of Owners and Management
           -------------------------------------------
Name and Address              No. of Shares       % of Total
- ----------------              -------------       ----------

Mark A. Hanson                  1,080,000(8)         22.9%
1515 Washington Street
Braintree, MA 02184

Yitz Grossman                     345,800(9)          7.3%
243 Veterans Blvd.
Carlstadt, NJ

John G. Bulman                    120,000(10)         2.5%
1515 Washington Street
Braintree, MA 02184

Werner Haase                        8,000(11)     Less than 1%
488 Madison Avenue
New York, NY

All officers and Directors as   1,553,800            32.9%
a Group (4 persons)


- ----------
  (8) Does not include the right to receive and additional 1,080,000 shares of common stock if certain earnings test are met over the next two years. See "Item 12 - Certain Relationships and Related Transactions."

  (9) Consist of 3,800 shares and currently exercisable warrants to purchase 342,000 shares. See "Item 10 - Executive Compensation."

 (10) Does not include the right to receive and additional 120,000 shares of common stock if certain earnings test are met over the next two years. See "Item 12 - Certain Relationships and Related Transactions."

 (11) Includes currently exercisable warrants to purchase 4,000 shares of common stock.


Item 12.  Certain Relationships and Related Transactions.

     Acquisition of DTI

     On February 1, 1995 the Company acquired DTI. Pursuant to the terms of the Agreement and Plan of Merger dated January 31, 1995 (the "Agreement"), in exchange for the merger, the holders of DTI stock received 1,200,000 shares of the Company's Common Stock as well as the right to receive an aggregate of 1,200,000 additional shares if certain earnings tests are met over a period of approximately two years. The Company also contributed $2,100,000 to DTI, of which $1,209,160 was paid to two DTI shareholders immediately prior to the consummation of the Agreement for their DTI stock and to discharge DTI's indebtedness to them. The consideration paid by the Company was determined by arm's length negotiations with DTI's shareholders. The cash portion of the consideration was funded out of working capital. Prior to this transaction, there existed no affiliation between the Company and DTI or any of their respective officers and directors.

     The Company received an opinion from A.S. Goldmen & Co., independent investment bankers, that the amount of stock issued as consideration in the merger is fair to the Company and its shareholders from a financial point of view.

     The Agreement provides that the Board of Directors of the Company shall consist of five directors, three of which shall be nominated by DTI. Mark A. Hanson, the President of DTI, John G. Bulman and Kevin Donovan, directors of DTI, have been elected as directors of the Company. The Company's prior management has the right to nominate two persons to the Board of Directors. Yitz Grossman continued to be a director and Werner Haase was elected as the second director.

     The by-laws of the Company were amended to require, for a period of four years, the affirmative vote of at least four directors for any stock issuances, option grants, certain mergers, acquisitions and dispositions, the incurrence of certain debt obligations, and transactions with affiliates.

     Sale of Wholly-Owned Subsidiary

     See "Item 1. - Description of Business - Sale of Travel Safety Children's Products, Inc." for a description of a the sale of the Company's wholly-owned subsidiary to Travel Safety Corp. Travel Safety Corp.'s president, served as a consultant to the Company and was the inventor and designer of Travel's products.

     Yitz Grossman - Target Capital Corp.

     See "Item 10 - Executive Compensation" for a description of a consulting agreement between the Company and an affiliate of Mr. Yitz Grossman, who is an officer and director of the Company, and of certain warrants which have been issued to Mr. Grossman.

     Martin Chopp - Sun Capital Company


     Also under the Agreement, Martin Chopp has resigned as a director and officer of the

Company in consideration of a severance payment of $200,000. The Company entered into a consulting agreement with Sun Capital Company which has since been terminated according to its terms. Sun Capital Company is an entity of which Martin Chopp, the Company's former President and CEO is a principal. Under this Agreement, in consideration for services in connection with the collection of sums due from the Purchaser, Sun Capital Company received fees equal to fifteen percent (15%) of net sums collected pursuant to the Note and the License Agreement related to the Company's disposition of Travel.

Item 13.  Exhibits and Reports on Form 8-K

     (a) Exhibits which are indicated as having been previously filed are incorporated herein by reference.

Exhibit No.    Description
- -----------    -----------
 3.1           Certificate of Incorporation (incorporated by reference to the exhibit of the same number filed with the Company's Registration
               Statement on Form SB-2, No. 33-58196)

 3.2 By-Laws (incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2, No. 33-58196)

10.1 Copy of 1986 Employees' Stock Option Plan of the Company (filed as Exhibit 28.1 to Company's Form S-18 and incorporated herein by reference)

10.2           Copy of 1989 Non-Qualified Stock Option Plan (filed as Exhibit
               10.6 to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference)

10.3 1993 Stock Option Plan (filed as Exhibit 10.4 with the Company's Registration Statement on Form SB-2, No. 33-58196 and incorporated herein by reference)

10.4           Form of indemnity agreements with directors (filed as Exhibit
               10.5 with the Company's Registration Statement on Form SB-2, No. 33-58196 and incorporated herein by reference)

10.5 Stock Purchase Agreement dated as of November 17, 1994, by and among the Company, Travel Safety Children's Products, Inc. And Travel Safety Corp. (Incorporated by reference from the Company's report on 8-K filed December 1, 1994)

10.6 License Agreement dated as of November 17, 1994, by and among the Company, Travel Safety Children's Products, Inc. And Travel Safety Corp. (Incorporated by reference from the Company's report on 8-K filed December 1, 1994)

10.7 Promissory Note, dated as of November 17, 1994, by and among the Company, Travel Safety Children's Products, Inc. And Travel Safety Corp. (Incorporated by reference from the Company's report on 8-K filed December 1, 1994)

10.8 Agreement and Plan of Merger dated January 31, 1995, by and among the Company, DTI, BSI Acquisition Corporation and Mark Hanson (incorporated herein by reference from the Company's report on 8-K filed February 14, 1995)

10.9 Employment Agreement, dated January 31, 1995, by and among the Company and Mark Hanson (incorporated herein by reference from the Company's report on 8-K filed February 14, 1995)

10.10 Lease dated October 27, 1995, by and among the Company, DTI and Thomas J. Flatley d/b/a The Flatley Company (attached hereto as
               Exhibit 10.10)

21.            Subsidiaries of the Company (attached hereto as Exhibit 21)

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DATATREND SERVICES, INC.
                                 (Registrant)

By   /s/ Mark A. Hanson
   ----------------------------------------------------------------------------
                              Mark A. Hanson, President, Chief
                              Executive Officer, Principal Financial Officer, Principal Accounting Officer, Director

Date:
     ---------------------------------------------------------------------------
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By    /s/ Mark A. Hanson
  -----------------------------------------------------------------------------
                              Mark A. Hanson, President, Principal
                              Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director
Date:  April 11, 1996


By    /s/ John G. Bulman
  ------------------------------------------------------------------------------
                              John G. Bulman, Asst. Secretary and Director
Date:  April 11, 1996



By    /s/ Kevin Donovan
   -----------------------------------------------------------------------------
                              Kevin Donovan, Director
Date:  April 11, 1996

                            DATATREND SERVICES INC.

                               TABLE OF CONTENTS


         Page

        INDEPENDENT AUDITORS' REPORTS F  1-2

        FINANCIAL STATEMENTS

    BALANCE SHEETS
            DECEMBER 31, 1995 AND 1994 F  3-4

    STATEMENTS OF INCOME
    YEARS ENDED DECEMBER 31,
    1995 AND 1994  F-5

    STATEMENTS OF STOCKHOLDERS' EQUITY
    YEARS ENDED DECEMBER 31,
    1995 AND 1994  F-6

    STATEMENTS OF CASH FLOWS
    YEARS ENDED DECEMBER 31,
    1995 AND 1994 F 7-8

    NOTES TO FINANCIAL STATEMENTS
    YEARS ENDED DECEMBER 31,
    1995 AND 1994 F 9-14

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Datatrend Services Inc.
Braintree, MA  02184

We have audited the accompanying consolidated balance sheet of DataTrend Services, Inc. and subsidiary as at December 31, 1995, and the related consolidated statement operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of DataTrend Services, Inc. and subsidiary as at December 31, 1995, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounted principles.


/s/ Richard A. Eisner & Company, LLP

Cambridge, Massachusetts
March 6, 1996

INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors and Stockholders
Datatrend, Inc.
Braintree, Massachusetts

We have audited the accompanying balance sheet of Datatrend, Inc. at December 31, 1994 and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datatrend, Inc. at December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        /s/ Kennedy & Lehan
                                        -------------------
                                        Kennedy & Lehan

Quincy, Massachusetts
March 15, 1995

                            DATATREND SERVICES INC.
                                BALANCE SHEETS
                          DECEMBER 31, 1995 AND 1994

                                    ASSETS
                                    ------
                                               1995                   1994
                                               ----                   ----
CURRENT ASSETS
  Cash                                     $   374,628            $     2,015
  Accounts Receivable, trade, net of
    allowance for doubtful accounts of
    $428,950 in 1995, $42,629 in 1994        4,297,413              2,073,213
  Inventories                                6,092,711              3,286,875
  Advances to Vendors                          594,216                      -
  Deferred Tax Asset (Note 2)                  100,000                      -
  Other Current Assets                         499,543                493,632
                                           -----------             ----------
    Total Current Assets                    11,958,511              5,855,735
                                           -----------             ----------

PROPERTY AND EQUIPMENT, AT COST
  Furniture and Fixtures                        85,211                 58,261
  Warehouse Equipment                          181,130                 50,080
  Leasehold Improvements                        35,033                 20,153
  Computer Equipment                            30,393                  9,879
                                           -----------             ----------
                                               331,767                138,373

  Less Accumulated Depreciation                128,464                 54,072
    Property and  Equipment, Net               203,303                 84,301
                                           -----------             ----------
   OTHER ASSETS                                 68,134                 11,270
                                           -----------             ----------
   TOTAL ASSETS                            $12,229,948             $5,951,306
                                           ===========             ==========


  The accompanying notes to financial statements are an integral part hereof.

                            DATATREND SERVICES INC.
                                BALANCE SHEETS
                          DECEMBER 31, 1995 AND 1994

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                               1995                   1994
                                               ----                   ----
CURRENT LIABILITIES
  Note Payable, Bank                        $1,000,000             $  416,517
  Note payable, Other                        1,137,500                      -
  Accounts Payable                           6,873,465              2,727,322
  Accrued Expenses and
    Other Current Liabilities                  410,496                308,455
  Capital Leases                                40,639                 12,382
                                           -----------             ----------
    Total Current Liabilities                9,462,100              3,464,676
                                           -----------             ----------
OTHER LIABILITIES
  Capital Lease Obligations                          -                 17,809
  Note payable, stockholder                          -              1,743,567
                                           -----------             ----------
    Total Other Liabilities                          -              1,761,376
                                           -----------             ----------
STOCKHOLDERS' EQUITY
  Common Stock:
    $.01 Par value; 30,000,000 shares
    authorized, 4,712,795 shares issued
    and outstanding at December 31, 1995;
    1,000 shares authorized, issued and
    outstanding at December 31, 1994.           47,138                     10
  Additional Paid in Capital                 2,343,606                      -
  Retained Earnings                            377,104                725,244
                                           -----------             ----------
    Total Stockholders' Equity               2,767,848                725,254
                                           -----------             ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $12,229,948             $5,951,306
                                           ===========             ==========

  The accompanying notes to financial statements are an integral part hereof.

                            DATATREND SERVICES INC.
                              STATEMENT OF INCOME
                              FOR THE YEARS ENDED
                          DECEMBER 31, 1995 AND 1994

                                            1995                1994
                                            ----                ----

SALES (NOTE 2)                           $29,299,629        $36,368,251
COST OF SALES                             23,909,156         32,662,221
                                         -----------        -----------
GROSS PROFIT                               5,390,473          3,706,030
OPERATING EXPENSES                         5,032,140          2,843,063
                                         -----------        -----------
OPERATING INCOME                             358,333            862,967
                                         -----------        -----------
OTHER INCOME AND EXPENSE
  Rental Income                               33,597             13,850
  Interest Expense                          (256,194)          (233,352)
                                         -----------        -----------
    Total Other Income (Expense)            (222,597)          (219,502)
                                         -----------        -----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR INCOME TAXES          135,736            643,465
PROVISION FOR INCOME TAXES
  Deferred tax benefit                      (100,000)                 -
  Current tax expense                         46,580             34,645
                                         -----------        -----------
                                             (53,420)            34,645

INCOME FROM CONTINUING OPERATIONS            189,156            608,820
INCOME FROM DISCONTINUED OPERATIONS           54,043                  -
                                         -----------        -----------
NET INCOME                               $   243,199        $   608,820
                                         ===========        ===========

Weighted average Number of Shares          4,320,145

Earnings Per Share
  Continuing Operations                  $      0.04
  Discontinued Operations                $      0.01
                                         -----------
    Net                                  $      0.05
                                         ===========


  The accompanying notes to financial statements are an integral part hereof.

                            DATATREND SERVICES INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                         Common Stock
                                                      ------------------  Additional
                                                                    Par     Paid In  Treasury    Retained
                                                         Shares    Value    Capital    Stock     Earnings      Total
                                                         ------    -----    -------    -----     --------      -----
Balance, December 31, 1993                                 1,000       10                         344,344     344,354
Net Income for the Year Ended December 31, 1994                                                   608,820     608,820
Distribution to S Corporation Shareholders                                                       (227,920)   (227,920)
                                                       ---------   ------   ---------  --------  --------   ---------
Balance, December 31, 1994                                 1,000       10                         725,244     725,254
Distribution to S Corporation Shareholders                                                       (137,000)   (137,000)
Purchase of Treasury Stock                                                             (210,000)             (210,000)
Retirement of Treasury Stock                                (500)      (5)              210,000  (210,000)         (5)
Termination of S Corporation Status                                           244,339            (244,339)          -
Business Acquisition                                   3,512,295   35,133   2,099,267                       2,134,400
Additional Shares issued in Connection With Merger     1,200,000   12,000                                      12,000
Net Income for the Year Ended December 31, 1995                                                   243,199     243,199
                                                       ---------   ------   ---------  --------  --------   ---------
Balance - December 31, 1995                            4,712,795   47,138   2,343,606         -   377,104   2,767,848
                                                       =========   ======   =========  ========  ========   =========


  The accompanying notes to financial statements are an integral part hereof.

                            DATATREND SERVICES INC.
                           STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED
                          DECEMBER 31, 1995 AND 1994


                                                     1995             1994
                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                   $   243,199      $   608,820
    Depreciation and Amortization                     83,306           45,797
    Change in Working Capital                     (1,481,979)       1,066,424
                                                 -----------      -----------
    Cash Used in Operating Activities             (1,155,474)       1,721,041
                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of Property, Plant &
      Equipment                                     (202,308)         (71,081)
    Other Assets                                     (57,597)          (1,000)
                                                 -----------      -----------
    Cash Used in Investing Activities               (259,905)         (72,081)
                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Note Payable, Bank                               583,483       (1,493,483)
    Notes Payable Stockholder                     (1,743,567)        (603,927)
    Notes Payable Stockholder                      1,137,500
    Distributions to S Corporation Shareholders     (137,000)        (227,920)
    Capital Lease Obligations                         10,448          (11,362)
    Purchase and Retirement of Treasury Stock       (210,000)
    Proceeds from Business Merger                  2,147,128
                                                 -----------      -----------
    Cash Provided (Used in) from
      Financing Activities                         1,787,992       (2,336,692)
                                                 -----------      -----------
NET INCREASE (DECREASE) IN CASH                      372,613         (687,732)
                                                 -----------      -----------
CASH, BEGINNING OF PERIOD                              2,015          689,747
                                                 -----------      -----------
CASH, END OF PERIOD                              $   374,628      $     2,015
                                                 ===========      ===========


  The accompanying notes to financial statements are an integral part hereof.

                            DATATREND SERVICES INC.
                           STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED
                          DECEMBER 31, 1995 AND 1994


Detail of changes in Working Capital

                                            1995              1994
                                            ----              ----
Account Receivable                      $(2,224,200)         $(590,235)
Inventory                                (2,805,836)          (102,210)
Other Current Assets                       (700,127)          (411,271)
                                        -----------        -----------
                                         (5,730,163)        (1,103,716)

Accounts Payable                          4,146,143          2,024,194
Accrued Expenses                            102,041            145,946
                                        -----------        -----------
                                          4,248,184          2,170,140

Net Change in Working Capital           $(1,481,979)       $ 1,066,424
                                        ===========        ===========

Additional disclosures of Cash Flow Information
  Cash Paid During the Year for

     Interest                           $   256,192        $   234,118
     Income taxes                       $    42,160        $    35,191



  The accompanying notes to financial statements are an integral part hereof.

                            DATATREND SERVICES INC.
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1994 & 1995

Note 1 - The Company

Datatrend Inc. was incorporated on April 26, 1993 and commenced operations on that date. Its principal business activity is the wholesale distribution and retail sale of new, refurbished and used computer hardware throughout the United States, Canada and Europe.

In January of 1995, Datatrend Inc., through a reverse acquisition, was merged with Babystar, Inc., a publicly traded company ("the Merger"). Babystar, Inc. no longer has any operations. Babystar's net loss for the 11 months ended December 31, 1995 is included in the Company's results for the Year ended December 31, 1995.

In November 1995, the combined entity changed its name to Datatrend Services Inc. References to "the Company" shall apply to Datatrend Services Inc., or, for the period prior to February 1995, Datatrend Inc. Datatrend Inc. survives as the sole operating subsidiary of the Company.

In connection with the merger, certain former Datatrend Inc. shareholders received 1,200,000 shares of the Company's common stock, and may receive up to an additional 1,200,000 shares if after tax earnings reach certain levels, starting at $3,000,000, in 1996. If this occurs, the fair value of the shares will be charged to operations.

The Company also has 4,265,700 stock warrants outstanding, which have exercise prices between $.5625 and $4.69 per share, with expiration dates between July, 1997 and June, 1998.

Had the merger occurred on January 1, 1994, the pro forma results for the Company in 1994 would have been:

Revenues$36,368,251

Net Loss        $(1,500,180)

Loss Per Share                $      (.31)



            DATATREND SERVICES INC. - NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Inventories - Inventories, which consist primarily of computer hardware, are stated at lower of cost or market. Cost is determined on the first-in,

first-out (FIFO) method.

Property and Equipment - Property and equipment is stated at cost. For financial reporting, depreciation is computed using accelerated methods calculated to depreciate the cost of the assets over their estimated useful lives which are as follows:

AssetsYears
                ------                                  -----
Furniture and Fixtures3 - 7
Computer Equipment3 - 5
Leasehold Improvements        2 - 10
Warehouse Equipment          5

Earnings per Share - Earnings per share for the year ended December 31, 1995 is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares. Earnings per share data for the year ended December 31, 1994 has not been presented because of the effect of the reverse acquisition makes such data not meaningful.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes - Prior to February, 1995, the Company had elected S corporation status for federal income tax purposes. As such, the company had not been liable for income taxes, but rather the stockholders reported their allocable share of the Company's income on their individual tax returns. As an S corporation in the Commonwealth of Massachusetts, The Company had been liable for Massachusetts State income taxes, taxed a rate of 4.5 %.

In connection with the Merger, the S corporation status was terminated on January 31, 1995. Effective with the merger, the Company accounts for income taxes in accordance with Financial accounting Standard No. 109, "Accounting for Income Taxes." At December 31, 1995, the Company had no deferred tax liabilities and had the following net deferred tax assets:

      Net operating loss carryforwards                  $1,277,000
      Allowance for doubtful accounts                      146,000
      Warranty reserve                                      35,000
      Other                                                 10,000
                                                        ----------
      Total deferred tax assets                          1,468,000
      Valuation allowance                               (1,368,000)
                                                        ----------
      Net deferred tax assets                           $  100,000
                                                        ==========
The net operting loss carryforwards total approximately $3,760,000, of which $1,850,000 expires in 2008 and $1,910,000 expires in 2009. As a result of a more than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, due to the public offering of the Company's common stock in June of 1993, utilization of the net operating loss carryforwards of approximately $1,800,000, relating to the periods prior to the public offering, is limited to approximately $200,000 per annum, based on management's estimates. The Company has established a valuation allowance relating to its deferred tax assets based on its estimate of future utilization of the assets.

The following table reconciles the tax provision per the accompanying statement of operations for 1995 with the expected provision obtained by applying statutory rates to the pretax income.

      Pretax income                                    $135,000
      Expected tax at 34%                                46,000
      Adjustments due to:
        Permanent differences                           (55,000)
        Non deductible expenses                          25,000
        State income taxes                               47,000
        Net decrease in valuation reserve              (116,000)
                                                       --------
      Tax provision per financial
         statements (rounded)                          $(53,000)
                                                       ========

Non-deductible expenses relate to costs incurred in connection with the Company's merger (Note 1).

            DATATREND SERVICES INC. - NOTES TO FINANCIAL STATEMENTS

Revenue Recognition - The Company recognizes revenue when its products are shipped to its customers. Service revenue is recognized when services are provided to customers. Service revenue totaled $560,000 for the year ended December 31, 1995.

Note 3 - Discontinued Operations

Babystar, Inc. had previously been engaged in the business of marketing a child car seat through its wholly owned subsidiary, Travel Safety Children's Products, Inc. (Travel). On November 17, 1994, Babystar, Inc. completed the sale of Travel to Travel Safety Corp. (Purchaser). At the closing, Purchaser paid $136,000 to Babystar, Inc. and delivered to Babystar a promissory note in the amount of $640,000 payable over 14 months commencing December 26, 1994. Miscellaneous items remaining from Babystar's sale of Travel survive as a discontinued operation of the Company. The Company has fully reserved for the note receivable from the Purchaser. Net income from discontinued operations for 1995 was $54,043.

Note 4 - Related Party Transactions

At December 31, 1994, the Company had a note payable to a stockholder of $1,743,567 which was paid in January, 1995. Interest expense paid in connection with this note in 1994 amounted to $122,310.


The Company entered into a consulting agreement with Target Capital Corp., a company wholly owned by Mr. Yitz Grossman, a director of the Company. Under this agreement, which commenced in January, 1995 and expires in January 1998, Target Capital is entitled to annual consulting fees of $100,000. The Company has also issued warrants to Mr. Grossman to purchase an aggregate of 342,000 shares of the Company's common stock, at an exercise price of $0.62 per share


Note 5. - Transactions with Significant Customers

During the year ended December 31, 1994, the Company's sales to its largest two customers accounted for 20% and 12% of its total sales. Sales in 1995 to these same two customers accounted for 1% and 10%, respectively, of total sales. No other customer accounted for more than 5% of the Company's total sales in 1995.

During early 1995, the Company entered into an agreement with one of the above customers to exchange certain product that was originally sold in 1994 for different product. The exchange had no material impact on the financial statements for either 1994 or 1995.

Mark A. Hanson, President , CEO and a Director of the Company has been responsible for approximately 28% of the dollar volume of sales of the Company in 1995.

            DATATREND SERVICES INC. - NOTES TO FINANCIAL STATEMENTS

Note 6 - Note Payable, Bank

During the year ended December 31, 1994, the Company maintained a line of credit with a bank which permitted borrowings of up to $5,000,000, and was collateralized by substantially all of the assets of the Company.

In June of 1995, the Company entered into a similar loan arrangement with another bank. At December 31, 1995, the Company was in the process of closing this line of credit. Amounts outstanding on the line of credit are $416,517 and $1,000,000 at December 31, 1994 and 1995.

The Company does not believe it will be adversely affected by the closing of the line of credit. The Company is currently in the process of pursuing alternative financing from financial institutions more accustomed to dealing with the unique risk characteristics of the industry in which the Company competes. The Company currently has at least one firm commitment from a financial institution to provide financing that will convert approximately $3,600,000 of accounts payable into a term note payable. This note, in conjunction with other available financing vehicles, should allow the Company to adequately meet its financing needs for the foreseeable future.


Note 7 - Note Payable, Other


At December 31, 1995, the Company had a short term note payable in the amount of $1,137,500. These funds were borrowed to finance an inventory purchase. The note was repaid in full in January 1996.

Note 8 - Employment Agreements

The company has a five year employment contract with Mark A. Hanson, President, CEO and a Director of the Company in the amount of $180,000 per year plus escalations.

            DATATREND SERVICES INC. - NOTES TO FINANCIAL STATEMENTS


Note 9 - Lease Commitments

In 1995 and 1994, the Company leased office and warehouse space under an operating lease that was to expire in May of 1996. Total rent expense for facilities amounted to $217,014 and $174,098 for 1995 and 1994, respectively. The Company vacated these premises in January, 1996 in favor of more expansive premises to accommodate the Company's growth. The Company has not executed a formal lease termination agreement with its landlord. However, the company moved out early at the request of the landlord so the premises could be occupied by a new tenant. The Company does not expect to incur any significant liability as a result of the early termination of the lease.

During 1995, the Company entered into an operating lease for a larger facility. The facility has been leased for the period of December 1995 through December, 2005. Annual rent for the first year of the lease is $212,382 payable in monthly installments of $17,698. Annual and monthly rent for the second through the tenth year of the lease are as follows:

YearAnnual RentMonthly Rent
        ----                    -----------             ------------
  2          $274,167                  $22,847
  3 $312,782                  $26,065
  4 $328,228           $27,352
5 - 6 $339,812           $28,318
7 - 8 $355,258           $29,605
9 - 10 $370,704           $30,892

The Company is also responsible for its pro rata share of real estate tax expenses.

The Company leases motor vehicles under operating lease agreements which have various expiration dates through 1997. Total rent expense under the lease agreements amounted to $14,165 and $11,842 for the years ended December 31, 1995 and 1994, respectively.

At December 31, 1995, future minimal rental commitments under the motor vehicle leases are as follows:

Year Amount
                ----                                     ------
1996$12,393
1997$ 2,948


            DATATREND SERVICES INC. - NOTES TO FINANCIAL STATEMENTS

The Company is the lessee of office and warehouse equipment under capital leases expiring at various times through 1998. The assets under capital leases are recorded at inception at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their lease terms or their estimated productive lives.

The following is a summary of property held under capital leases at December 31, 1995 and 1994:

                                 1995          1994
                                     ----                 ----

Warehouse Equipment    $49,491             $20,121
Furniture & Fixtures    $26,544             $26,544
                                    -------             -------
Total                              $76,035             $46,665

Less: Accumulated Depreciation    $44,799             $30,255
                                    -------             -------
Net Value    $31,236             $16,410
                                    -------             -------

At December 31, 1995, future minimum lease payments under capital lease payments are as follows:

                    Year                         Amount
                    ----                         ------
                    1996        $22,346
            1997                        $15,300
                    1998                 $ 8,740
                                                -------
Total minimum lease payments        $46,386

Less amounts representing interest      $ 5,747
                                                -------
Present value, minimum lease payments   $40,639
                                                -------
Note 10 - Contingencies

The Company has filed an action in United States District Court against a supplier of computer products, Jabil Circuit, Inc. for breach of contract and related damages. The Company is seeking damages in excess of one half million dollars. Jabil Circuit Inc. has filed a counterclaim against the Company seeking damages in excess of 2 million dollars. The Company believes it will not be materially affected by the outcome of these lawsuits.


