Form 10QSB
period 1996-03-31
BABYSTAR INC
filed 1996-05-14
CIK 806842

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

/ /   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                            to

Commission file number   0-15929

                            DATATREND SERVICES, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE 11-2726109
 (State or Other Jurisdiction of (I.R.S. Employer
Incorporation or Organization) Identification No.)

                  1515 Washington Street, Braintree, MA 02184
                    (Address of Principal Executive Offices)

                                  (617) 691-1200
                (Issuer's Telephone Number, Including Area Code)


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

                                  Yes [X]      No[ ]

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes [ ]       No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock, $0.01 par value 4,712,795 shares at March 10, 1996

         Traditional Small Business Disclosure Format (check one):

                                 Yes [X]       No [ ]

                          FORM 10-QSB QUARTERLY REPORT

                     DATATREND SERVICES, INC. AND SUBSIDIARY


                                      INDEX

                                                                                 PAGE
                                                                                 ----

Part I:                    FINANCIAL INFORMATION

Item  1.

         Consolidated Balance Sheets - March 31, 1996
                  and December 31, 1995                                          3-4

         Consolidated Statements of Operations -Three Months
                  Ended March 31, 1996 and 1995                                   5

         Consolidated Statement of Stockholders' Equity                           6

         Consolidated Statements of Cash Flows - Three Months
                  Ended March 31, 1996 and 1995                                   7

         Notes to Financial Statements                                           8-9

Item 2.

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          10-12

Part II:                   OTHER INFORMATION

Items 1-6.                                                                      13

Signatures                                                                      14


                     DATATREND SERVICES INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                     ASSETS

                                                  March 31         December 31
                                                    1996              1995
                                                ------------------------------
CURRENT ASSETS
   Cash                                         $   476,810        $   374,628
   Accounts Receivable                            4,767,010          4,297,413
   Inventories                                    7,090,103          6,092,711
   Advances to Vendors                                   --            594,216
   Deferred Tax Asset (Note 2)                      100,000            100,000
   Other Current Assets                             320,292            499,543
                                                -----------        -----------

     Total Current Assets                        12,754,215         11,958,511
                                                -----------        -----------

Property & Equipment at Cost                        523,515            331,767
  Less Accumulated Depreciation                     147,221            128,464

      Property and  Equipment, Net                  376,294            203,303
                                                -----------        -----------

OTHER ASSETS                                         62,909             68,134
                                                -----------        -----------

TOTAL ASSETS                                    $13,193,418        $12,229,948
                                                ===========        ===========

                 See Accompanying Notes to Financial Statements

                     DATATREND SERVICES INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  March 31         December 31
                                                    1996              1995
                                                ------------------------------

CURRENT LIABILITIES
   Note Payable, Bank                           $   247,722        $ 1,000,000
   Note Payable, Other                                   --          1,137,500
   Accounts Payable                               8,857,514          6,873,465
   Accrued Expenses                                 709,509            410,496
   Capital Leases                                   114,508             40,639
                                                ------------------------------

     Total Current Liabilities                    9,929,253          9,462,100
                                                ------------------------------



STOCKHOLDERS' EQUITY
   Common Stock:                                     47,138             47,138
   Additional Paid in Capital                     2,343,606          2,343,606
   Retained Earnings                                873,421            377,104
                                                ------------------------------
       Total Stockholders'  Equity                3,264,165          2,767,848
                                                ------------------------------


TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                           $13,193,418        $12,229,948
                                                ==============================

                 See Accompanying Notes to Financial Statements

                     DATATREND SERVICES INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                   THREE MONTHS ENDED MARCH 31
                                                      1996           1995
                                                   ---------------------------

SALES                                              $7,110,620     $5,322,228

COST OF SALES                                       5,516,533      4,664,748
                                                   ----------     ----------

GROSS PROFIT                                        1,594,087        657,480

SERVICE REVENUE                                     1,005,068             --
                                                   ----------	    ----------

TOTAL                                               2,599,155        657,480
                                                   ----------     ----------

OPERATING EXPENSES                                  2,018,230        800,326
                                                   ----------     ----------

OPERATING INCOME                                      580,925       (142,846)
                                                   ----------     ----------

OTHER INCOME AND EXPENSE
   Rental Income                                        2,216          6,191
   Interest Expense                                   (34,074)       (47,835)
                                                   ----------     ----------
      Total Other Income (Expense)                    (31,858)       (41,644)

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE PROVISION
  FOR INCOME TAXES                                    549,067       (184,490)

  INCOME TAX EXPENSE                                   52,750         13,420
                                                   ----------     ----------

INCOME (LOSS) FROM
  CONTINUING OPERATIONS                               496,317       (197,910)

EXPENSE FROM DISCONTINUED
  OPERATIONS                                                         (20,855)
                                                   ----------     ----------

NET INCOME (LOSS)                                  $  496,317     $ (218,765)
                                                   ==========     ==========


Weighted average Number of Shares                   4,712,795      3,141,863

Earnings Per Share
   Continuing Operations                           $     0.11     $    (0.06)
   Discontinued Operations                         $       --     $    (0.01)
                                                   ----------     ----------
      Net                                          $     0.11     $    (0.07)
                                                   ==========     ==========

                 See Accompanying Notes to Financial Statements

                     DATATREND SERVICES INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (Unaudited)

                                                    Common Stock       Additional
                                                ---------------------   Paid In    Treasury   Retained
                                                Shares      Par Value   Capital      Stock    Earnings     Total
                                                ------------------------------------------------------------------

Balance - December 31, 1995                     4,712,795   $47,138    $2,343,606  $  --      $377,104  $2,767,848

Net Income for the Period Ended March 31,1996                                                  496,317     496,317

Balance - March 31, 1996                        4,712,795   $47,138    $2,343,606  $  --      $873,421  $3,264,165


                 See Accompanying Notes to Financial Statements

                     DATATREND SERVICES INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)


                                                            1996           1995
                                                        -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (Loss)                                 $   496,317   $  (218,765)

      Depreciation and Amortization                          18,757        16,340

      Change in Working Capital                           1,589,540    (1,113,966)
                                                        -------------------------

      Cash Provided by (Used in) Operating Activities     2,104,614    (1,316,391)
                                                        -------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of Property, Plant & Equipment           (191,748)      (17,778)

      Other Assets                                            5,225       (39,343)
                                                        -------------------------

      Cash Used in Investing Activities                    (186,523)      (57,121)
                                                        -------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
      Note Payable, Bank                                   (752,278)    1,259,303

      Notes Payable Other                                (1,137,500)   (1,743,567)

      Distributions to S Corporation Shareholders                         (12,000)

      Capital Lease Obligations                              73,869        (3,059)

      Purchase and Retirement of Treasury Stock                          (210,000)

      Proceeds From Business Merger                                     2,147,128
                                                        -------------------------

      Cash Provided by (Used in) Financing Activities    (1,815,909)    1,437,805
                                                        -------------------------
NET INCREASE IN CASH                                        102,182        64,293
                                                        -------------------------

CASH, BEGINNING OF PERIOD                                   374,628         2,015
                                                        -------------------------

CASH, END OF PERIOD                                     $   476,810   $    66,308
                                                        =========================

                 See Accompanying Notes to Financial Statements

                     DATATREND SERVICES, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1996


Note 1 - The Company

         Datatrend, Inc. was incorporated on April 26, 1993 and commenced operations on that date. Its principal business activity is the wholesale distribution and retail sale of new, refurbished and used computer hardware throughout the United States, Canada and Europe. The Company is also involved in performing service contracts involving refurbishing computer equipment for manufacturers.

         In January of 1995, Datatrend, Inc., through a reverse acquisition, was merged with Babystar, Inc., a publicly traded company ("the Merger"). Babystar, Inc. no longer has any operations. Babystar's net loss for the two months ended March 31, 1995 is included in the Company's results for the three months ended March 31, 1995. In November 1995, the combined entity changed its name to Datatrend Services, Inc. References to "the Company" shall apply to Datatrend Services Inc., or, for the period prior to February 1995, Datatrend, Inc. Datatrend, Inc. survives as the wholly-owned and sole operating subsidiary of the Company.

         In connection with the Merger, certain former Datatrend, Inc. shareholders received 1,200,000 shares of the Company's common stock, and may receive up to an additional 1,200,000 shares if after tax earnings reach certain levels.

The Company also has 4,265,200 stock warrants outstanding, which have exercise prices between $.5625 and $4.69 per share, with expiration dates between July, 1997 and June, 1998.

Note 2 - Accounting Policies and Disclosures

Basis of Presentation -The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

         The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principals and should be read in conjunction with the financial statements and related notes included in the Company's annual report on form 10-KSB for the year ended December 31, 1995.

<PAGE 8>

                     DATATREND SERVICES, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

Revenue Recognition - The Company recognizes revenue when its products are shipped to its customers. Service revenue is recognized when services are provided to customers. Service revenue totaled $1,005,068 for the three months ended March 31, 1996. The company had no service revenue for the three months ended March 31, 1995.


Note 3 - Note Payable, Bank

         During the year ended December 31, 1994, the Company maintained a line of credit with a bank which permitted borrowings of up to $5,000,000, and was collateralized by substantially all of the assets of the Company. In June of 1995, the Company entered into a similar loan arrangement with another bank. At March 31, 1996, the Company was in the process of closing this line of credit. Amounts outstanding on the line of credit are $247,722 and $1,000,000 at March 31, 1996 and December 31, 1995. As of May 1, 1996, the Company has repaid the line of credit in full.

         The Company does not believe it will be adversely affected by the closing of the line of credit. The Company is currently in the process of pursuing alternative financing from financial institutions. Effective April 1, 1996, the Company converted approximately $3,600,000 of trade accounts payable into term notes payable. In addition, effective April 30, 1996, the Company has obtained a $2,000,000 line of credit to finance the purchase of inventory.


Note 4 - Contingencies

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

                     DATATREND SERVICES INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Reserves

         Working Capital was $2,825,000 at March 31, 1996 as compared to $2,496,000 at December 31, 1995 which represents an increase of $329,000. This increase in working capital resulted primarily from the Company's profit for the first quarter. As discussed in more detail below, the Company terminated its line of credit relationship with its previous bank, paying off the entire balance of that line of credit prior to the date hereof.

         The Company previously maintained a line of credit with a local banking institution. The balance of that line of credit at March 31, 1996 and December 31, 1995 was $247,722 and $1,000,000 respectively. As of May 1, 1996, the
Company has repaid that line of credit in full and has terminated that line of credit relationship. It is not believed that the closing of this line of credit will adversely affect the Company. The Company is currently in the process of pursuing alternative financing from financial institutions. Effective April 1, 1996 the Company was able to convert approximately $3,600,000 of trade accounts payable of a particular vendor into a twelve month term note payable. In addition, effective April 30, 1996, the Company has entered into a financing arrangement with a commercial finance provider which allows the Company access to up to $2,000,000 for the purchase of certain inventory. Based upon the Company's working capital, reasonable expected levels of future revenues, and the availability of sums to the Company under the financing arrangements discussed above, the Company's management believes that it will be able to meet the Company's capital needs through 1996.

Results of Operations

         Effective February 1, 1995, the Company acquired all of the capital stock of Datatrend, Inc. ("DTI") by merging a wholly owned subsidiary of the Company into DTI. DTI is a Massachusetts corporation, newly formed and incorporated under the laws of the Commonwealth of Massachusetts in April 1993. DTI is engaged in the wholesale and retail distribution of new, used and refurbished computer hardware and components. Substantially all of the Company's business operations are currently conducted by its wholly-owned subsidiary, DTI. For financial reporting purposes, the Merger of Babystar Inc. and DTI has been treated as if DTI acquired Babystar Inc. Any references to the Company made in this management discussion and in the accompanying financial statements shall apply to Datatrend Services Inc., or, for the period prior to February 1995, DTI. DTI survives as the sole operating subsidiary of the Company.

                     DATATREND SERVICES INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


         Substantially all of the Company's assets are included in inventory and accounts receivable. Inventory values are $7,090,000 and $6,092,000, at March 31, 1996 and December 31, 1995, respectively. This represents an increase of $998,000, or 16 % over the first quarter of 1996. This increase is due primarily to the receipt of inventory for which the Company had prepaid at December 31, 1995. Accounts receivable were $4,767,000 and 4,297,000 at March 31, 1996 and December 31, 1995, respectively, an increase of $470,000, or 11%. This increase can be attributed to the increase service billings made in the first quarter of 1996. Other current assets, including advances to vendors, decreased $773,000 to $420,000 at March 31, 1996 from $1,194,000 at December 31, 1995. This decrease is primarily due to the reduction in advances to vendors as a result of the receipt of the associated inventory.

         Accounts payable at March 31, 1996 and December 31, 1995 were $8,857,000 and $6,873,000, an increase of $1,984,000, or 29%. The Company has paid off $1,890,000 in notes payable in the first quarter of 1996, as discussed below. The increase in accounts payable is reflective of the method the Company is using to finance inventory in the short term. At December 31, 1995, the Company had a short term note payable in the amount of $1,137,500. These funds were borrowed to finance an inventory purchase. The note was repaid in full in January 1996.

         Revenues, including product sales and service revenue, for the three months ended March 31, 1996 and 1995 respectively were $8,116,000 and $5,322,000. This represents an increase in revenues of $2,794,000 or 52%. This increase was due in part to a significant increase of approximately $1,000,000 in service revenue recognized by the Company during the first quarter of 1996, as discussed below. The additional increase in sales was due to increased volume of product sales to a variety of customers.

         In the first quarter of 1996, the Company earned $1,005,000 in service revenue, refurbishing the inventory of other manufacturers. The Company earned no service revenue in the first quarter of 1995, and $559,000 for the entire fiscal year 1995. The service component of the Company's activities results in higher margins for the same level of revenue activity, or, conversely , requires less revenues to earn margins equivalent to an inventory sale. The Company expects the service component of its business to continue to increase in 1996 as compared to 1995.

                     DATATREND SERVICES INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


         For the three months ended March 31, 1996 and 1995, cost of sales were $5,516,000 and $4,665,000 an increase of $851,000, or 18%. The resulting gross profits on product sales were $1,594,000, or 22% of sales, in the first quarter of 1996, and $657,000, or 12% of sales, for the same period in 1995. The increase in gross profits as a percent of sales was due to Company's higher level of activity in refurbishing purchased inventory, which results in higher gross profit percentages than the direct purchase and resale of inventory.

         Operating expenses for the first quarters of 1996 and 1995 were $2,018,000 and $800,000 respectively. The increase of $1,218,000, or 152% was a result of two major factors. First, the Company engages in increased activity in refurbishing its purchased inventory. This activity requires increased personnel levels, as well as a greater level of equipment and supplies. Second, the Company's aforementioned increased service related activities result in additional expenses, primarily for increased labor to perform service related functions.

                  The Company's current operations have resulted in a profit in the first quarter of 1996 of approximately $496,000 or $.11 per share, as compared to a loss during the first quarter of 1995 of approximately ($219,000)or ($.07) per share for the first quarter of 1995. This is an increase in profits of $715,000, or $.18 per share. Management attributes this increase in profitability to several factors. During the first quarter of last quarter of 1995 and the first quarter of 1996, DTI significantly increased its revenues form service contracts, and achieved significant profits therefrom. In addition, gross margins on certain product sales have increased.

                     DATATREND SERVICES, INC. AND SUBSIDIARY


Part II:                   OTHER INFORMATION


Item 1.  Legal Proceedings

As previously reported and more fully discussed in the Company's form 10-KSB for the year ended December 31, 195, the Company has filed an action in the United States District Court entitled Datatrend, Inc. v. Jabil Circuit, Inc. (Civil Action No. 95-11764DPW).

         The Company is not currently involved in any other material legal proceedings.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the first quarter of 1996.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports of Form 8-K

         No reports on form 8-K were filed during the first quarter of 1996.

                     DATATREND SERVICES INC. AND SUBSIDIARY


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                            DATATREND SERVICES INC.




                                            /s/ Mark A. Hanson
                                            Mark A. Hanson
                                            President, Chief Executive Officer
                                            and Chief Financial Officer