Form 10QSB
period 1996-06-30
BABYSTAR INC
filed 1996-08-14
CIK 806842

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.
                                 Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1996.
                                     --------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ________ to _________

      Commission file number  0-15929
                              -------


                          DATATREND SERVICES, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)


              DELAWARE                                11-2726109
    State or other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)              Identification Number)


                 1515 Washington Street, Braintree, MA 02184
                  (Address of Principal Executive Offices)


                               (617) 691-1200
              (Issuer's Telephone Number, Including Area Code)

                ____________________________________________
       (Former Name, Former Address and Former Fiscal Year, if changed
                             Since Last Report)


Check whether the issuer: (1) filed all required reports to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements forth past 90 days,

Yes  [X]      No  [ ]

                   APPLICABLE ONLY TO ISSUERS INVOLVED IN
                      BANKRUPTCY PROCEEDINGS DURING THE
                            PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan.

Yes  [ ]      No  [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the last practical date: Common Stock, $0.01 par value 4,712,795 shares at August 10, 1996.

Traditional Small Business Disclosure Format (Check One)

Yes  [X]      No  [ ]




                        FORM 10 QSB QUARTERLY REPORT
                   DATATREND SERVICES, INC. AND SUBSIDIARY

                                    INDEX

                                                                                Page
                                                                                ----

Part I:  Financial Information

Item 1.

        Consolidated Balance Sheet - June 30, 1996 and December 31, 1995          2

        Consolidated Statemet of Operations - Three Months and Six Months
        Ended June 30, 1996 and June 30, 1995.                                    3

        Consolidated Statement of Stockholders' Equity                            4

        Consolidated Statement of Cash Flows - Six Months Ended June 30,
        1996 and June 30, 1995                                                    6

        Notes to the Financial Statements                                         7


Item 2.

        Management Discussion and Analysis of Financial Condition and Results
        of Operations                                                             9


Part II  Other Information

        Items 1-6                                                                11

Signatures                                                                       11



                   Datatrend Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                                 (Unaudited)

                                   Assets


                                               June 30, 1996      December 31, 1995
                                               -------------      -----------------

Current Assets
  Cash                                          $   819,695          $   374,628
  Accounts Receivable                           $ 3,559,653          $ 4,297,413
  Inventories                                   $ 7,995,112          $ 6,092,711
  Advances to Vendors                           $        --          $   594,216
  Deferred Tax Asset                            $   100,000          $   100,000
  Other Current Assets                          $   249,560          $   499,543
                                                --------------------------------
      Total Current  Assets                     $12,724,020          $11,958,511
                                                --------------------------------

Property and Equipment
  Property and Equipment at Cost                $   690,371          $   331,767
  Accumulated Depreciation                      $  (187,310)         $  (128,464)
                                                --------------------------------
      Property and Equipment, Net               $   503,061          $   203,303
                                                --------------------------------

Other Assets                                    $    83,090          $    68,134
                                                --------------------------------

      Total Assets                              $13,310,172          $12,229,948
                                                ================================


See Accompanying Notes to the Financial Statements

                   Datatrend Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                                 (Unaudited)

                    Liabilities and Stockholders' Equity


                                               June 30, 1996     December 31, 1995
                                               -------------     -----------------

Liabilities

Current Liabilities
  Notes Payable, Bank                           $        --          $ 1,000,000
  Notes Payable, Other                          $ 2,661,541          $ 1,137,500
  Accounts Payable                              $ 6,499,102          $ 6,873,465
  Accrued Expenses                              $   555,408          $   410,496
  Capital Leases, Current                       $   103,392          $    40,639
                                                --------------------------------
      Total Current Liabilities                 $ 9,819,441          $ 9,462,100
                                                --------------------------------

Other Liabilities                               $        --          $        --
                                                --------------------------------


Stockholders' Equity
  Common Stock                                  $    47,138          $    47,138
  Additional Paid in Capital                    $ 2,343,606          $ 2,343,606
  Retained Earnings                             $ 1,099,986          $   377,104
                                                --------------------------------
      Total Stockholders' Equity                $ 3,490,730          $ 2,767,848
                                                --------------------------------

Total Liabilities and Stockholders' Equity      $13,310,172          $12,229,948
                                                ================================



See Accompanying Notes to the Financial Statements

                   Datatrend Services, Inc. and Subsidiary
                    Consolidated Statement of Operations
                                 (Unaudited)


                                                        Three Months Ended                 Six Months Ended
                                                  ------------------------------    ------------------------------
                                                  June 30, 1996    June 30, 1995    June 30, 1996    June 30, 1995
                                                  -------------    -------------    -------------    -------------

Sales                                              $10,559,839      $7,846,143       $17,670,457      $13,168,371
Cost of Sales                                      $ 9,555,535      $6,763,493       $15,072,068      $11,428,241
                                                   --------------------------------------------------------------
Gross Profit                                       $ 1,004,304      $1,082,650       $ 2,598,389      $ 1,740,130
Service Revenue                                    $ 1,320,698      $   41,506       $ 2,325,766      $    41,506
                                                   --------------------------------------------------------------
Total                                              $ 2,325,002      $1,124,156       $ 4,924,156      $ 1,781,636
                                                   --------------------------------------------------------------
Operating Expenses                                 $ 2,024,556      $1,069,443       $ 4,042,786      $ 1,879,404
                                                   --------------------------------------------------------------
Operating Income (Loss)                            $   300,446      $   54,713       $   881,370      $   (97,768)
                                                   --------------------------------------------------------------
Other Income and (Expense)
  Rental Income                                    $     6,436      $   10,145       $     8,652      $    16,336
  Interest Expense                                 $   (55,276)     $  (54,677)      $   (89,350)     $  (102,512)
                                                   --------------------------------------------------------------
      Total Other Income and (Expense)             $   (48,480)     $  (44,532)      $   (80,697)     $   (86,176)
Income (Loss) From Continuing Operations
  Before Provision for Income Taxes                $   251,606      $   10,181       $   800,762      $  (183,944)
  Income Tax Expense                               $    25,040      $   12,020       $    77,790      $    25,440
                                                   --------------------------------------------------------------
Income (Loss) from Continuing Operations           $   226,566      $   (1,839)      $   722,882      $  (209,384)
Income (Expense) From Discontinued Operations      $        --      $  123,722       $        --      $    55,963
                                                   --------------------------------------------------------------
Net Income (Loss)                                  $   226,536      $  121,883       $   722,882      $  (153,421)
                                                   ==============================================================

Weighted Average Number of Shares                    4,712,795       4,712,795         4,712,795        3,927,496

Earnings Per Share
  Continuing Operations                            $      0.05      $       --       $      0.15      $     (0.05)
  Discontinued Operations                          $        --      $     0.03       $        --      $      0.01
                                                   --------------------------------------------------------------
      Net                                          $      0.05      $     0.03       $      0.15      $     (0.04)
                                                   ==============================================================


See Accompanying Notes to the Financial Statements

                   Datatrend Services, Inc. and Subsidiary
               Consolidated Statement of Stockholders' Equity
                                 (Unaudited)

    Six Months Ended June 30, 1996

                                                  Common Stock
                                                  Shares         Par Value       APIC       Retained Earnings      Total
                                                  ------------   ---------    ----------    -----------------    ----------

Balance December 31, 1995                          4,712,795      $47,138     $2,343,606       $  377,104        $2,767,848

Net Income for the Period Ended June 30, 1996                     $    --     $       --       $  722,882        $  722,882

Balance June 30, 1996                              4,712,795      $47,138     $2,343,606       $1,099,986        $3,490,730



See Accompanying Notes to the Financial Statements

                   Datatrend Services, Inc. and Subsidiary
                    Consolidated Statement of Cash Flows
                                 (Unaudited)


                                                         Six Months Ended June 30
                                                       ----------------------------
                                                           1996            1995
                                                       -----------     ------------

Cash Flows from Operating Activities
  Net Income (Loss)                                    $   722,882     $   (153,421)
  Adjustments to Net Income
    Add Depreciation and Amortization                  $    58,846     $     33,137
    Changes in Working Capital                         $ 3,054,195     $ (2,740,515)
                                                       ----------------------------
      Cash Provided (Used) by Operations               $ 3,835,923     $ (2,707,378)
                                                       ----------------------------

Cash Flows from Investing Activities
  Acquisition of Property and Equipment                $  (274,590)    $    (68,490)
  Other Assets                                         $   (14,956)    $    (41,722)
                                                       ----------------------------
      Cash Provided (Used) by Investing Activities     $  (289,546)    $   (110,212)
                                                       ----------------------------

Cash Flows from Financing Activities
  Advances from Notes Payable                          $        --     $ 16,950,594
  Payments on Notes Payable                            $(3,080,049)    $(15,696,127)
  Distribution to S Corporation Shareholders           $        --     $   (137,000)
  Purchase and Retirement of Treasury Stock            $        --     $    210,000
  Proceeds From Business Merger                        $        --     $  2,146,395
  Capital Lease Obligations                            $   (21,261)    $     (6,211)
                                                       ----------------------------
      Cash Provided (Used) by Financing Activities     $(3,101,310)    $  3,047,651
                                                       ----------------------------
Net Increase (Decrease) in Cash                        $   445,067     $     76,640
Cash, Beginning of the Period                          $   374,628     $      2,015
                                                       ----------------------------
Cash, End of the Period                                $   819,695     $     78,655
                                                       ============================



See Accompanying Notes to the Financial Statements

                   DATATREND SERVICES, INC. AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS

                   FOR THE SIX MONTHS ENDED JUNE 30, 1996


Note 1 - The Company
- --------------------

Datatrend, Inc. was incorporated on April 26, 1993 and commenced operations on that date. Its principal business activity is the wholesale distribution and retail sale of new, refurbished and used computer hardware throughout the United States, Canada, and Europe. The company is also involved in performing service contracts involving refurbishing computer equipment for manufacturers.

In January of 1995, Datatrend, Inc., through a reverse acquisition, was merged with Babystar, Inc., a publicly traded company ("the Merger"). Babystar, Inc. no longer has any operations. Babystar's net loss for the three months ended June 30, 1995 is included in the Company's result for the three months ended June 30, 1995. In November 1995, the combined entity changed its name to Datatrend Services, Inc. References to " the Company" shall apply to Datatrend Services Inc., or, for the period prior to February 1995, Datatrend, Inc.. Datatrend, Inc. survives as the wholly owned and sole operating subsidiary of the company.

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


Note 2 - Accounting Policies and Disclosures
- --------------------------------------------

Basis of Presentation - The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with financial statements and related notes included in the Company's annual report on form 10-KSB for the year ended December 31, 1995.

Revenue Recognition - The Company recognizes revenue when its products are shipped to its customers. Service revenue is recognized when services are provided to customers. Service revenue totaled $2,325,766 for the six months ended June 30, 1996 and $41,506 for the same period in 1995.


Note 3 - Notes Payable
- ----------------------

During the year ended December 31, 1994, the Company maintained a line of credit with the bank which permitted borrowings of up to $5,000,000, and was collateralized by substantially all of the assets of the Company. In June of 1995, the Company entered into a similar loan arrangement with another bank. At June 30, 1996, the Company has repaid these lines in full and closed them out.

The Company does not believe it will be adversely affected by the closing of the lines of credit. The Company is currently in the process of pursuing alternative financing from financial institutions.
Effective April 5, 1996, the Company converted $3,536,154 of trade accounts payable into term notes payable. At June 30, 1996 the amount outstanding on the notes payable is $2,661,541. In addition, effective April 30, 1996, the Company has obtained a $2,000,000 floor plan line of credit to finance the purchase of inventory.

                   DATATREND SERVICES, INC. AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


Note 4 - Contingencies
- ----------------------

The Company has filed an action in United States District Court against a supplier of computer products, Jabil Circuit, Inc., for breach of contract and related damages. The Company is seeking damages in excess of one half million dollars. Jabil Circuit Inc. has filed a counterclaim against the Company seeking damages in excess of 2 million dollars. The Company believes it will not be materially affected by the outcome of this lawsuit.

                   DATATREND SERVICES, INC. AND SUBSIDIARY
              MANAGEMENT' DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Reserves
- ------------------------------

Working Capital was $2,905,000 at June 30, 1996 as compared to
$2,496,000 at December 31, 1995 which represents an increase of $409,000. This increase in working capital resulted primarily from the Company's profit for the first two quarters of 1996. As discussed in more detail below, the Company terminated its line of credit relationships with its previous banks, paying off the entire balance of that line of credit prior to the date hereof.

The Company previously maintained a line of credit with a local banking institution. The balance of that line of credit at June 30, 1996 and December 31, 1995 was $-0- and $1,000,000 respectively. As of May 1, 1996, the Company has repaid that line of credit in full and has terminated that line of credit relationship. It is not believed that the closing of this line of credit will adversely affect the Company. The Company is currently in the process of pursuing alternative financing from financial institutions. Effective April 1, 1996 the Company was able to convert approximately $3,600,000 of trade accounts payable of a particular vendor into a twelve month term note payable. In addition, effective April 30, 1996, the Company has entered into a financing arrangement with a commercial finance provider which allows the Company access to up to $2,000,000 for the purchase of certain inventory. Based upon the Company's working capital, reasonable expected levels of future revenues, and the availability of sums to the Company under the financing arrangements discussed above, the Company's management believes that it will be able to meet the Company's capital needs through June 30, 1997.


Results of Operations
- ---------------------

Effective February 1, 1995, the Company acquired all of the capital stock of Datatrend, Inc. ("DTI") by merging a wholly owned subsidiary of the Company into DTI. DTI is a Massachusetts corporation, newly formed and incorporated under the laws of the Commonwealth of Massachusetts in April 1993. DTI is engaged in the wholesale and retail distribution of new, used and refurbished computer hardware and components. Substantially all of the Company's business operations are currently conducted by its wholly owned subsidiary, DTI. For financial reporting purposes, the Merger of Babystar Inc. and DTI has been treated as if DTI acquired Babystar Inc. Any references to the Company made in this management discussion and in the accompanying financial statements shall apply to Datatrend Services Inc., or, for the period prior to February 1995, DTI. DTI survives as the sole operating subsidiary of the Company.

Substantially all of the Company's assets are included in inventory and accounts receivable. Inventory values are $7,995,000 and $6,092,000, at June 30, 1996 and December 31, 1995, respectively. This represents an increase of $1,903,000, or 31% during the first two quarters of 1996. This increase is due primarily to the increased sales volume for the second quarter of 1996. Accounts receivable were $3,560,000 at June 30, 1996 and $4,297,000 at December 31, 1995, decreasing $737,000, or 17%.
This decrease can be attributed to the decrease in turnover time during the second quarter of 1996. Other current assets, including advances to vendors, decreased $844,000 to $350,000 at June 30, 1996 from $1,194,000 at December 31, 1995. This decrease is primarily due to the reduction in advances to vendors as a result of the receipt of the associated inventory.

Accounts payable at June 30, 1996 and December 31, 1995 were $6,499,000 and $6,873,000, an decrease of $374,000, or 5%. The reduction in accounts payable includes almost $3,600,000 in accounts payable to one vendor that was converted into a one year note payable in April of 1996. Exclusive of the note conversion accounts payable increased during the second quarter. The increased accounts payable has been offset by increases in inventory as more vendors extend credit terms to the Company.

                   DATATREND SERVICES, INC. AND SUBSIDIARY
              MANAGEMENT' DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITIONS AND RESULTS OF OPERATIONS
                                 (Continued)

Results of Operations (Continued)

The Company has paid off $3,080,000 in notes payable in the first two
quarters of 1996.   At December 31, 1995, the Company had a short term
note payable in the amount of $1,137,500 to an individual and $1,000,000 to the bank from the revolving credit agreement these notes were repaid in full during 1996. In addition the Company has paid approximately $900,000 to the vendor whose accounts payable was converted to a note payable.

Revenues, including product sales and service revenue, for the six months ended June 30, 1996 and 1995 respectively were $19,996,000 and $13,209,000. This represents an increase in revenues of $6,787,000 or 51%. This increase was due in part to a significant increase of approximately $2,284,000 in service revenue recognized by the Company during the first two quarters of 1996, as discussed below. The additional increase in sales was due to increased volume of product sales to a variety of customers.

In the first two quarters of 1996, the Company earned $2,325,000 in service revenue, refurbishing the inventory of other manufacturers. The Company earned $41,000 in service revenue in the first two quarters of 1995, and $559,000 for the entire fiscal year 1995. The service component of the Company's activities results in higher margins for the same level of revenue activity, or, conversely, requires less revenues to earn margins equivalent to an inventory sale.

For the six months ended June 30, 1996, cost of sales were $15,072,000 and $11,428,000 an increase of $3,644,000, or 32%. The resulting gross profits on product sales were $2,598,000, or 15% of product sales, in the first two quarters of 1996, and $1,740,000, or 13% of product sales, for the same period in 1995. Overall gross profits increased as a percent of sales due to Company's higher level of activity in refurbishing purchased inventory, which results in higher gross profit percentages than direct purchase and resale of inventory.

Operating expenses for the first two quarters of 1996 and 1995 were $4,043,000 and $1,879,000 respectively. The increase of $2,164,000, or
115% was a result of two major factors. First, the Company engages in increased activity in refurbishing its purchased inventory. This activity requires increased personnel levels, as well as a greater level of equipment and supplies. Second, the Company's aforementioned increased service related activities result in additional expenses, primarily for increased labor to perform service related functions.

The Company's current operations have resulted in a profit in the first two quarters of 1996 of approximately $723,000, or $.15 per share, as compared to a loss during the first quarter of 1995 of approximately ($153,000) or ($.04) per share for the first two quarters of 1995. This is an increase in profits of $876,000, or $.19 per share. Management attributes this increase in profitability to several factors. During the last quarter of 1995 and the first two quarters of 1996, DTI significantly increased its revenues from service contracts, and achieved significant profits therefrom. In addition, gross margins on certain product sales have increased.

                   DATATREND SERVICES, INC. AND SUBSIDIARY

Part II:   OTHER INFORMATION

Item 1.    Legal Proceedings

As previously reported and more fully discussed in the Company's form 10-KSB for the year ended December 31, 1995, the Company has filed an action in the United Stated District Court entitled Datatrend, inc. v. Jabil Circuit, Inc. (Civil Action No. 95-11764DPW).

The Company is not currently involved in any other material legal proceedings.

Item 2.    Changes in Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters ere submitted to a vote of security holders during the first quarter of 1996.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports of Form 8-K

No reports on form 8-K were field during the first quarter of 1996.




PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


DATATREND SERVICES, INC.


/S/  Mark A. Hanson
________________________________
Mark A. Hanson
President, Chief Executive Officer and
Chief Financial Officer