Form 10QSB
period 1996-09-30
BABYSTAR INC
filed 1996-11-15
CIK 806842

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.
                                 Form 10-QSB
(Mark One)

/x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996.
                               -------------------

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _________

Commission file number  0-15929
                        -------

                          DATATREND SERVICES, INC.
                          ------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)


              DELAWARE                               11-2726109
              --------                               ----------
    (State or other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)             Identification Number)

                 1515 Washington Street, Braintree, MA 02184
                 -------------------------------------------
                  (Address of Principal Executive Offices)

                               (617) 691-1200
                               --------------
              (Issuer's Telephone Number, Including Area Code)

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

Yes   X    No
     ---      ---

                   APPLICABLE ONLY TO ISSUERS INVOLVED IN
                      BANKRUPTCY PROCEEDINGS DURING THE
                            PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan.

Yes ______  No  _______

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the last practical date: Common Stock, $0.01 par value
4,712,795 shares at November 12, 1996.       -----------------------------
--------------------------------------

Traditional Small Business Disclosure Format (Check One)


Yes   X    No
    ----      ----


                        FORM 10 QSB QUARTERLY REPORT
                        ----------------------------
                   DATATREND SERVICES, INC. AND SUBSIDIARY
                   ---------------------------------------

                                    INDEX
                                    -----

Part I:  Financial Information                                           Page

Item 1.

         Consolidated Balance Sheet - September 30, 1996 and
          December 31, 1995                                               2

         Consolidated Statement of Operations - Three Months and
          Nine Months Ended September 30, 1996 and September 30, 1995.    4

         Consolidated Statement of Stockholders' Equity                   5

         Consolidated Statement of Cash Flows - Nine Months Ended
          September 30, 1996 and September 30, 1995                       6

         Notes to the Financial Statements                                7


Item 2.

         Management Discussion and Analysis of Financial Condition
          and Results of Operations                                       9

Part II  Other Information

         Items 1-6                                                       11

Signatures                                                               11





                   Datatrend Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                                 (Unaudited)


                                     September 30, 1996    December 31, 1995

Current Assets
  Cash                               $   922,947           $   374,628
  Accounts Receivable                  4,389,139             4,297,413
  Inventories                          5,727,245             6,092,711
  Advances to Vendors                          -               594,216
  Deferred Tax Asset (Note 2)            100,000               100,000
  Other Current Assets                   283,263               499,543
                                     -----------           -----------
      Total Current  Assets          $11,422,594           $11,958,511
                                     -----------           -----------

Property and Equipment
  Property and Equipment at Cost     $   789,161           $   331,767
  Accumulated Depreciation              (228,437)             (128,464)
                                     -----------           -----------
      Property and Equipment, Net    $   560,724           $   203,303
                                     -----------           -----------
Other Assets                         $    82,454           $    68,134
                                     -----------           -----------
      Total Assets                   $12,065,772           $12,229,948
                                     ===========           ===========


See Accompanying Notes to the Financial Statements



                   Datatrend Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                                 (Unaudited)

                    Liabilities and Stockholders' Equity

                                              September 30, 1996    December 31, 1995

Current Liabilities
  Notes Payable, Bank                         $ 1,405,713           $ 1,000,000
  Notes Payable, Other                          1,799,701             1,137,500
  Accounts Payable                              5,298,201             6,873,465
  Accrued Expenses                                474,151               410,496
  Capital Leases, Current                          92,703                40,639
                                              -----------           -----------
      Total Current Liabilities               $ 9,070,469           $ 9,462,100
                                              -----------           -----------

Other Liabilities                             $         -           $         -
                                              -----------           -----------

Stockholders' Equity
  Common Stock                                $    47,138           $    47,138
  Additional Paid in Capital                    2,343,606             2,343,606
  Retained Earnings                               604,559               377,104
                                              -----------           -----------
      Total Stockholders' Equity              $ 2,995,303           $ 2,767,848
                                              -----------           -----------

Total Liabilities and Stockholders' Equity    $12,065,772           $12,229,948
                                              ===========           ===========


See Accompanying Notes to the Financial Statements


                   Datatrend Services, Inc. and Subsidiary
                    Consolidated Statement of Operations
                                 (Unaudited)

                                                 Three Months Ended   Nine Months Ended
                                                 September 30, 1996   September 30, 1995   September 30, 1996    September 30, 1995


Sales                                            $7,585,153           $6,637,356           $25,597,444           $19,805,727
Cost of Sales                                    $6,758,225           $5,714,800           $22,172,128           $17,143,041
                                                 ----------           ----------           -----------           -----------
Gross Profit                                     $  826,928           $  922,556           $ 3,425,316           $ 2,662,686
Service Revenue                                  $1,407,310           $  247,415           $ 3,733,077           $   288,921
                                                 ----------           ----------           -----------           -----------
Total                                            $2,234,238           $1,169,971           $ 7,158,393           $ 2,951,607
                                                 ----------           ----------           -----------           -----------

Operating Expenses                               $2,687,650           $1,275,370           $ 6,807,024           $ 3,154,774
                                                 ----------           ----------           -----------           -----------
Operating Income (Loss)                          $ (453,412)          $ (105,399)          $   351,369           $  (203,167)
                                                 ----------           ----------           -----------           -----------
Other Income and (Expense)
  Other Income                                       11,096                9,945                 6,987                26,281
  Interest Expense                                  (82,611)            (103,702)              (82,611)             (193,684)
                                                 ----------           ----------           -----------           -----------
      Total Other Income and (Expense)           $  (71,515)          $  (93,757)          $   (75,624)          $  (167,403)
                                                 ----------           ----------           -----------           -----------

Income (Loss) From Continuing Operations         $ (524,927)          $ (199,156)          $   275,745           $  (370,570)
  Before Provision for Income Taxes
  Income Tax Expense                             $  (29,500)          $   10,540           $    48,290           $    35,980
                                                 ----------           ----------           -----------           -----------
Income (Loss) from Continuing Operations         $ (495,427)          $ (209,696)          $   227,455           $  (406,550)
Income (Expense) From Discontinued Operations             -               12,530                                      55,963
                                                 ----------           ----------           -----------           -----------
Net Income (Loss)                                $ (495,427)          $ (197,166)          $   227,455           $  (350,587)
                                                 ==========           ==========           ===========           ===========
Weighted Average Number of Shares                 4,712,795            4,712,795             4,712,795             4,189,262
Earnings Per Share
  Continuing Operations                          $    (0.11)          $    (0.04)          $      0.05           $     (0.10)
  Discontinued Operations                        $        -           $        -           $         -           $      0.01
                                                 ----------           ----------           -----------           -----------
      Net                                        $    (0.11)          $    (0.04)          $      0.05           $     (0.09)
                                                 ==========           ==========           ===========           ===========


See Accompanying Notes to the Financial Statements



                   Datatrend Services, Inc. and Subsidiary
               Consolidated Statement of Stockholders' Equity
                                 (Unaudited)

                    Nine Months Ended September 30, 1996

                                   Common Stock                 APIC          Retained Earnings    Total
                                   Shares          Par Value

Balance December 31, 1995          4,712,795       $47,138      $2,343,606    $377,104             $2,767,848
                                   --------------------------------------------------------------------------
Net Income for the Period Ended
 September 30, 1996                                $     -      $        -    $227,455             $  227,455
                                   --------------------------------------------------------------------------

Balance September 30, 1996         4,712,795       $47,138      $2,343,606    $604,559             $2,995,303
                                   ==========================================================================


See Accompanying Notes to the Financial Statements


                   Datatrend Services, Inc. and Subsidiary
                    Consolidated Statement of Cash Flows
                                 (Unaudited)
                       Nine Months Ended September 30

                                                1996            1995

Cash Flows from Operating Activities
  Net Income (Loss)                             $   227,455     $    (350,587)
  Adjustments to Net Income
    Add Depreciation and Amortization               107,739            51,035
    Changes in Working Capital                    3,176,716        (1,688,469)
                                                -----------     -------------
      Cash Provided (Used) by Operations        $ 3,511,910     $  (1,988,021)
                                                -----------     -------------

Cash Flows from Investing Activities
  Acquisition of Property and Equipment         $  (373,380)    $     (84,148)
  Other Assets                                      (22,086)          (43,467)
                                                -----------     -------------
      Cash Provided (Used) by Investing
       Activities                               $  (395,466)    $    (127,615)
                                                -----------     -------------

Cash Flows from Financing Activities
  Advances from Notes Payable                   $  7,198,631    $  18,180,438
  Payments on Notes Payable                       (9,734,806)     (17,808,095)
  Distribution to S Corporation Shareholders               -         (137,000)
  Purchase and Retirement of Treasury Stock                -         (210,000)
  Proceeds From Business Merger                            -        2,146,395
  Capital Lease Obligations                          (31,950)          (9,458)
                                                ------------    -------------
      Cash Provided (Used) by Financing
       Activities                               $ (2,568,125)   $   2,162,280
                                                ------------    -------------
Net Increase (Decrease) in Cash                 $    548,319    $      46,644
Cash, Beginning of the Period                   $    374,628    $       2,015
                                                ------------    -------------
Cash, End of the Period                         $    922,947    $      48,659
                                                ============    =============


See Accompanying Notes to the Financial Statements


                   DATATREND SERVICES, INC. AND SUBSIDIARY
                   ---------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                --------------------------------------------

Note 1 - The Company
--------------------

Datatrend, Inc. was incorporated on April 26, 1993 and commenced operations on that date. Its principal business activity is the wholesale distribution and retail sale of new, refurbished and used computer hardware throughout the United States, Canada, and Europe. The Company is also involved in performing service contracts involving refurbishing computer equipment for manufacturers and retailers.

In January of 1995, Datatrend, Inc., through a reverse acquisition, was merged with Babystar, Inc., a publicly traded company ('the Merger"). Babystar, Inc. no longer has any operations. Babystar's net loss for the three months ended September 30, 1995 is included in the Company's results for the three months ended September 30, 1995. In November 1995, Babystar, Inc. changed its name to Datatrend Services, Inc. References to " the Company" shall apply to Datatrend Services Inc., or, for the period prior to February 1995, Datatrend, Inc.. Datatrend, Inc. survives as the wholly owned and sole operating subsidiary of the Company.

In connection with the Merger, certain former Datatrend, Inc. shareholders received 1,200,000 shares of the Company's common stock, and may receive up to an additional 1,200,000 shares if after tax earnings reach certain levels.

The Company also has 4,677,700 stock warrants outstanding, which have exercise prices between $.5625 and $5.25 per share, with expiration dates between July, 1997 and June, 2006.

Note 2 - Accounting Policies and Disclosures
--------------------------------------------

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

Note 3 - Notes Payable
----------------------

During the year ended December 31, 1994, the Company maintained a line of credit with the bank which permitted borrowings of up to $5,000,000, and was collateralized by substantially all of the assets of the Company. In June of 1995, the Company entered into a similar loan arrangement with another bank. At September 30, 1996, the Company has repaid these lines in full and closed them out.

The Company does not believe it will be adversely affected by the closing of
the lines of credit.   Effective April 5, 1996, the Company converted
$3,536,154 of trade accounts payable into term notes payable. At September 30, 1996 the amount outstanding on the notes payable is $1,799,701. In addition, effective April 30, 1996, the Company has obtained a $2,000,000 floor plan line of credit to finance the purchase of inventory.

Note 4 - Contingencies
----------------------

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

Note 5 - Accounts Receivable
----------------------------

The Company had accounts receivable totaling $5,239,901 and has provided an allowance for doubtful accounts of $850,762 , for a net accounts receivable of $4,389,139 as of September 30, 1996. The allowance for doubtful accounts was $525,762 at June 30, 1996 and was increased by $325,000 during the quarter ended September 30, 1996. This significant increase is due to management's evaluation of several large accounts, the collectibility of which is uncertain based upon recent information obtained by management.


                   DATATREND SERVICES, INC. AND SUBSIDIARY
                   ---------------------------------------
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Reserves
------------------------------

Working Capital was $2,352,000 at September 30, 1996 as compared to $2,496,000 at December 31, 1995 which represents a decrease of $144,000. This decrease in working capital resulted primarily from the purchase of fixed assets. In addition, the Company terminated its line of credit relationships with its previous banks, paying off the entire balance of that line of credit prior to the date hereof.

The Company previously maintained a line of credit with a local banking institution. The balance of that line of credit at September 30, 1996 and December 31, 1995 was $-0- and $1,000,000 respectively. The Company has terminated that line of credit relationship. It is not believed that the closing of this line of credit will adversely affect the Company. Effective April 1, 1996 the Company was able to convert approximately $3,600,000 of trade accounts payable of a particular vendor into a twelve month term note payable. The balance of this note payable is approximately $1,800,000 as of September 30, 1996. In addition, effective April 30, 1996, the Company has entered into a financing arrangement with a commercial finance provider which allows the Company access to up to $2,000,000 for the purchase of certain inventory. Based upon the Company's working capital, reasonable expected levels of future revenues, and the availability of sums to the Company under the financing arrangements discussed above, the Company's management believes that it will be able to meet the Company's capital needs through September 30, 1997.

Results of Operations
---------------------

Effective February 1, 1995, the Company acquired all of the capital stock of Datatrend, Inc. ("DTI") by merging a wholly owned subsidiary of the Company into DTI. DTI is a Massachusetts corporation, incorporated under the laws of the Commonwealth of Massachusetts in April 1993. DTI is engaged in the wholesale and retail distribution of new, used and refurbished computer hardware and components. Substantially all of the Company's business operations are currently conducted by its wholly owned subsidiary, DTI. For financial reporting purposes, the Merger of Babystar Inc. and DTI has been treated as if DTI acquired Babystar Inc. Any references to the Company made in this management discussion and in the accompanying financial statements shall apply to Datatrend Services Inc., or, for the period prior to February 1995, DTI. DTI survives as the sole operating subsidiary of the Company.

Substantially all of the Company's assets are included in inventory and accounts receivable. Inventory values are $5,727,000 and $6,092,000, at September 30, 1996 and December 31, 1995, respectively. This represents a decrease of $ 365,000, or 6% during the first three quarters of 1996. This decrease is due primarily to the seasonal sales cycle experienced in the third quarter of 1996. Accounts receivable were $4,389,000 at September 30, 1996 and $4,297,000 at December 31, 1995, increasing $92,000, or 2%.
Management does not consider this increase material to the financial statements. Other current assets, including advances to vendors, decreased $811,000 to $383,000 at September 30, 1996 from $1,194,000 at December 31,
1995. This decrease is primarily due to the reduction in advances to vendors as a result of the receipt of the associated inventory.

Accounts payable at September 30, 1996 and December 31, 1995 were $5,298,000 and $6,873,000, an decrease of $1,575,000, or 23%. The reduction in accounts payable includes almost $3,600,000 in accounts payable to one vendor that was converted into a one year note payable in April of 1996. Exclusive of the note conversion accounts payable increased during the period. The increased accounts payable has been offset by increases in cash and fixed assets.

The Company has paid off $3,937,000 in notes payable during 1996. At December 31, 1995, the Company had a short term note payable in the amount of $1,137,500 to an individual and $1,000,000 to the bank from the revolving credit agreement that were repaid in full during 1996. In addition the Company has paid approximately $1,800,000 to the vendor whose accounts payable was converted to a note payable.

Revenues, including product sales and service revenue, for the nine months ended September 30, 1996 and 1995 respectively were $29,330,000 and $20,095,000. This represents an increase in revenues of $9,235,000 or 46%. This increase was due in part to a significant amount of approximately $3,733,000 in service revenue recognized by the Company during the first three quarters of 1996, as discussed below. The additional increase in sales was due to increased volume of product sales to a variety of customers.

In the first three quarters of 1996, the Company earned $3,733,000 in service revenue, refurbishing the inventory of other manufacturers. The Company earned $289,000 in service revenue in the first three quarters of 1995, and $559,000 for the entire fiscal year 1995. The service component of the Company's activities results in higher margins for the same level of revenue activity, or, conversely, requires less revenues to earn margins equivalent to an inventory sale.

For the nine months ended September 30, 1996 and September 30, 1995, cost of sales were $22,172,000 and $17,143,000 an increase of $5,029,000, or 29%. The resulting gross profits on product sales were $3,425,000, or 13% of product sales, in the first three quarters of 1996, and $2,663,000, or 13% of product sales, for the same period in 1995. During the first two quarters of 1996 the overall gross margin increased when compared to 1995. In the third quarter of 1996 the company experienced a decrease in the sales value of certain inventories. The decrease in sales value can be directly attributed to the price cuts leading manufacturers made in their retail pricing for new computer products in the late spring and early summer of this year.

Operating expenses for the first three quarters of 1996 and 1995 were $6,807,000 and $3,155,000 respectively. The increase of $3,652,000, or 116%
was a result of several major factors. First, the Company engages in increased activity in refurbishing its purchased inventory. This activity requires increased personnel levels, as well as a greater level of equipment and supplies. Second, the Company's aforementioned increased service business and related activities result in additional expenses, primarily for increased labor and facilities to perform service related functions. In addition to these factors, another significant factor in the loss presented in the current quarter is an increase in the Comapny's allowances for doubtful accounts. During the third quarter of 1996 $325,000 was added to the allowance. During the first two quarters of 1996 the additions to the allowance were a total of $120,000. Management's decision to increase the allowance was related to changes in payment histories of several large customers and additional information supplied by these customers regarding their financial position and ability to meet future payment schedules. The Company also incurred approximately $50,000 of legal fees in pursuing a civil action filed against Jabil Circuit, Inc. The civil action is expected to go to trial early in 1997.

The Company's current operations have resulted in a profit in the first three quarters of 1996 of approximately $227,000, or $.05 per share, as compared to a loss during the same period in 1995 of approximately ($351,000) or ($.09) per share. Management attributes this increase in profitability to several factors, however, the single largest contributor to the profitability is the increased revenues from service contracts.


                   DATATREND SERVICES, INC. AND SUBSIDIARY
                   ---------------------------------------

Part II:                      OTHER INFORMATION
--------                      -----------------

Item 1.    Legal Proceedings
-------    -----------------

As previously reported and more fully discussed in the Company's form 10-KSB for the year ended December 31, 1995, the Company has filed an action in the United Stated District Court entitled Datatrend, Inc. v. Jabil Circuit, Inc. (Civil Action No. 95-11764DPW). This case is expected to go to trial in early 1997.

The Company is not currently involved in any other material legal proceedings.

Item 2.    Changes in Securities
-------    ---------------------

None.

Item 3.    Defaults Upon Senior Securities
-------    -------------------------------

None.

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

No matters were submitted to a vote of security holders during the third quarter of 1996.

Item 5.    Other Information
-------    -----------------

None.

Item 6.    Exhibits and Reports of Form 8-K
-------    --------------------------------

No reports on form 8-K were field during the third quarter of 1996.



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


DATATREND SERVICES, INC.


/s/  Mark A. Hanson
________________________________
Mark A. Hanson
President, Chief Executive Officer and
Chief Financial Officer