Form 10QSB/A
period 1995-03-31
BABYSTAR INC
filed 1997-02-03
CIK 806842

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                               FORM 10-QSB/A3
(Mark One)
/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995
                               --------------

/  /  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                     to
                                ------------------    ------------------

Commission file number   0-15929
                       -----------

                          DATATREND SERVICES, INC.
                          ------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

              DELAWARE                               11-2726109
    -------------------------------              -------------------
    (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)               Identification No.)

                    1515 Washington Street, Braintree, MA
-------------------------------------------------------------------------------
                  (Address of Principal Executive Offices)

                               (617) 691-1200
-------------------------------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

                                BABYSTAR INC.
-------------------------------------------------------------------------------
       (Former Name, Former Address and Former Fiscal Year, if Changed
                             Since Last Report)

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X         No
    -----------       -----------

                   APPLICABLE ONLY TO ISSUERS INVOLVED IN
                      BANKRUPTCY PROCEEDINGS DURING THE
                            PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes                 No
    -----------        -----------

                    APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock, $0.01 par value 4,712,795 shares at May 15, 1995

      Traditional Small Business Disclosure Format (check one):

Yes      X           No
    -----------         -----------

<PAGE 1>

                       FORM 10-QSB/A3 QUARTERLY REPORT
                       -------------------------------

                        BABYSTAR, INC. AND SUBSIDIARY
                        -----------------------------

                                    INDEX
                                    -----


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

<PAGE 2>

                          DATATREND SERVICES, INC.
                         CONSOLIDATED BALANCE SHEETS

                          ASSETS                     March 31,     December 31,
                                                       1995            1994
                                                    (Unaudited)
                                                    -----------    ------------

CURRENT ASSETS
  Cash                                              $   66,310     $    2,015
  Accounts receivable                                1,523,778      2,073,213
  Inventories                                        5,847,949      3,286,875
  Note receivable                                      150,000
  Other current assets                                 185,591        493,632
                                                    -------------------------

      Total current assets                           7,773,628      5,855,735

PROPERTY AND EQUIPMENT, AT COST
  Furniture, equipment, and leasehold
   improvements                                        154,511        138,373
  Less accumulated depreciation                        (68,772)       (54,072)
                                                    -------------------------

      Property and equipment, net                       85,739         84,301

OTHER ASSETS
  Organizational costs                                  44,479          9,670
  Other                                                  7,396          1,600
                                                    -------------------------

      Total other assets                                51,875         11,270
                                                    -------------------------

                                                    $7,911,242     $5,951,306
                                                    =========================


             LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Note payable, bank                                $1,675,820     $  416,517
  Accounts payable                                   3,455,033      2,727,322
  Accrued expenses and other accrued liabilities       503,912        308,455
  Current portion of capital leases obligations         12,770         12,382
                                                    -------------------------

      Total current liablilities                     5,647,535      3,464,676

OTHER LIABILITIES
  Capital lease obligations, net of
   current portion                                      14,362         17,809
  Note Payable, stockholder                                         1,743,567
                                                    -------------------------
                                                        14,362      1,761,376

STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share -
   20,000,000 authorized; 4,712,795 shares issued
   and outstanding at March 31, 1995 and 1,000
   shares authorized, issued and outstanding
   at December 31, 1994                                 47,138             10

  Additional paid-in capital                         2,343,606
  Retained earnings(deficit)                          (141,399)       725,244
                                                    -------------------------

      Total stockholders' equity                     2,249,345        725,254
                                                    -------------------------

                                                    $7,911,242     $5,951,306
                                                    =========================



See Notes to Financial Statements.

<PAGE 3>
                          DATATREND SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                  1995           1994
                                                  ----           ----

SALES                                          $5,322,228     $6,253,342

COST OF SALES                                   4,664,748      5,384,554
                                               -------------------------

GROSS PROFIT                                      657,480        868,788

OPERATING EXPENSES                                809,961        612,816
                                               -------------------------

OPERATING INCOME(LOSS)                           (152,481)       255,972

OTHER INCOME (EXPENSE);
  Rental/Other income                               6,191          4,914
  Interest income (expense)                       (47,835)      (109,084)
                                               -------------------------
      Total other income (expense)                (41,644)      (104,170)
                                               -------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES         (194,125)       151,802

PROVISION FOR INCOME TAXES                         13,420              0
                                               -------------------------

NET INCOME(LOSS) FROM CONTINUING OPERATIONS      (207,545)       151,802

INCOME(LOSS) FROM DISCONTINUED OPERATIONS         (67,759)
                                               -------------------------

NET INCOME (LOSS)                              $ (275,304)    $  151,802
                                               =========================


Weighted average number of shares               3,142,197

Earnings (loss) per share:
  Continuing operations                        $    (0.07)
  Discontinued operations                      $    (0.02)
                                               ----------
      Net                                      $    (0.09)
                                               ==========


See Notes to Financial Statements.

<PAGE 4>

                          DATATREND SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994
                                 (Unaudited)

                                                           1995            1994
                                                           ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $  (275,304)    $   151,802
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating acitvities:
    Depreciation and amortization                           16,340
    Changes in assets and liabilities:
      Accounts receivable                                  399,435         152,942
      Inventories                                       (2,561,074)        260,678
      Other current assets                                 308,041          56,373
      Accounts payable                                     727,711         915,343
      Other current liabilities                            195,457         (39,850)
                                                       ---------------------------

        Total adjustments                                 (914,090)      1,345,486
                                                       ---------------------------

          Net cash provided by (used in)
           operating activities                         (1,189,394)      1,497,288

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                    (16,138)        (17,181)
  Other assets                                             (42,245)
                                                       ---------------------------

          Net cash (used in) investing activities          (58,383)        (17,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note payable, advances                                 7,430,345       7,929,587
  Note payable, payments                                (7,914,609)     (9,866,425)
  Payments on capital lease obligations                     (3,059)
  Shareholder distribution                                (137,000)       (227,920)
  Purchase of subsidiary treasury stock                   (210,000)
  Proceeds from business merger                          2,146,395
                                                       ---------------------------

          Net cash provided by (used in)
           financing activities                          1,312,072      (2,164,758)
                                                       ---------------------------

NET INCREASE (DECREASE) IN CASH                             64,295        (684,651)

CASH, BEGINNING OF PERIOD                                    2,015         689,747
                                                       ---------------------------

CASH, END OF PERIOD                                    $    66,310     $     5,096
                                                       ===========================



See Notes to Financial Statements.

<PAGE 5>

                          DATATREND SERVICES. INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (Unaudited)
                               MARCH 31, 1995

                                                                    Additional               Retained
                                                 Common Stock        Paid-In     Treasury    Earnings
                                               Shares     Amount     Capital      Stock      (Deficit)      Total
                                               ------     ------    ----------   --------    ---------      -----

Balance-December 31, 1994                         1,000   $    10                            $  725,244    $  725,254

Distribution to S-Corporation Shareholders                                                     (137,000)   $ (137,000)

Purchase of Treasury Stock                                                        (210,000)                $ (210,000)

Retirement of Treasury Stock                       (500)       (5)                 210,000     (210,000)   $       (5)

Termination of S-Corporation Status                                    244,339                 (244,339)   $        0

Business Acquisition                          3,512,295    35,133    2,099,267                             $2,134,400

Additional Shares Issued in Connection
 with Merger                                  1,200,000    12,000                                          $   12,000

Net (loss) for the 3 months
 ended March 31, 1995                                                                          (275,304)   $ (275,304)
                                              -----------------------------------------------------------------------
Balance-March 31, 1995                        4,712,795   $47,138   $2,343,606   $       0   $ (141,399)   $2,249,345
                                              =======================================================================



See Notes to Financial Statements

<PAGE 6>


                        BABYSTAR INC. AND SUBSIDIARY
                        ----------------------------
                        NOTES TO FINANCIAL STATEMENTS


Note 1 - The Company

In January of 1995, Datatrend, Inc., through a reverse acquisition, was merged with Babystar, Inc., a publicly held company (the "Merger"). At that time Babystar, Inc. no longer had any operations, having sold its operating subsidiary in November 1994. Babystar's net loss for the two months ended March 31, 1995 is included in the company's results for the three month's ended March 31, 1995.

In connection with the Merger, certain former Datatrend, Inc. shareholders received 1,200,000 shares of the Company's common stock, and may receive an additional 1,200,000 shares if after tax earnings reach certain levels.

The Company also has 4,265,200 stock warrants and options outstanding, which have exercise prices between $.5625 and $4.69 per share, with expiration dates between July 1997 and June, 1998.

Note 2 - Summary of Significant Accounting Policies

Inventories
-----------

Inventories, which consist primarily of computer hardware, are stated at the lower of cost or market. Cost is determined utilizing the first-in, first-out (FIFO) method.

Property and Equipment
----------------------

Items capitalized as property and equipment are stated at cost.
Depreciation is computed using accelerated methods calculated to depreciate the cost of assets over their estimated useful lives.

Earnings(Loss) per Share
------------------------

Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Earnings per share do not give effect to the outstanding warrants for the purchase of shares of common stock as these warrants would be antidilutive.

Adjustments Included in Preparing Interim Financial Statements Pursuant to
--------------------------------------------------------------------------
Item 310(b) Instruction 2 of Regulation S-B
-------------------------------------------

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

<PAGE 7>

Note 3 - Note Payable, Bank

The Company has a line of credit agreement with a financial institution which permits borrowing of up to the lesser of $2,500,000, or 70% of eligible accounts receivable plus 40% of eligible inventory. The line of credit bears interest at prime rate plus 1.25% and is collateralized by substantially all of the assets of the Company.

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

The Company leases an office and warehouse facility under an operating lease which expires in May 1996. Minimum annual rentals through expiration are as follows:

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

<PAGE 8>

                        BABYSTAR INC. AND SUBSIDIARY
                        ----------------------------

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Working Capital and Liquidity
-----------------------------

Cash provided (used) in operations for the quarters ended March 31, 1995 and 1994 was ($914,090) and $1,345,486 respectively. Cash was provided by operations in 1994 by expanding the use of vendor credit, reducing inventories and accounts receivables. The use of cash in 1995 was primarily for the purchase of inventory, some of the purchases were offset with additional vendor credit. The increase in inventory in 1995 can be attributed to seasonal sales cycles and availability of inventory for purchase.

Cash provided (used) by investing activities for the quarters ended March 31, 1995 and 1994 was ($58,383) and ($17,181). A majority of the cash used by investing activities in 1995 was related to the costs of the merger that were accounted for as other assets.

Cash provided (used) by financing activities for the quarters ended March 31, 1995 and 1994 was $1,312,072 and ($2,164,758) respectively. In the period ended March of 1994 the Company used cash from operations and cash on hand to pay down asset based lines of credit and shareholder loans, using cash in this manner allowed the company to avoid unnecessary interest charges on these debts. In the quarter ended March 31, 1995 cash from financing activities increased primarily because of the proceeds from the merger. The capital contribution significantly improved the Company's equity position.

Based on the increase in equity from the merger, the increased vendor credit and the existing line of credit from a bank, management feels that the company has sufficient capital to meet its short and long term capital needs.

Results of Operations
---------------------

Effective On February 1, 1995, the Company acquired all of the capital stock of Datatrend, Inc. ("DTI") by merging a wholly owned subsidiary of the Company into DTI. DTI is a Massachusetts corporation incorporated under the laws of the Commonwealth of Massachusetts in 1993. DTI is engaged in the wholesale and retail distribution of new, used and refurbished computer hardware and components. Substantially all of the Company's business operations are currently conducted by its wholly-owned subsidiary, DTI. For financial reporting purposes, the Merger of Babystar, Inc and DTI had been treated as if DTI acquired Babystar, Inc. Any references to the Company made in this management discussion and in the accompanying financial statements shall apply to Datatrend, Inc or DTI. DTI survives as the sole operating subsidiary of the company.

The Company's revenues and expenses from operations (exclusive of losses from discontinued operations) for the three months ended March 31, 1995, reflect the operations of DTI and Datatrend, Inc. The revenues and expenses for the three months ended March 31, 1994, reflect the business operations of the Datatrend, Inc.

<PAGE 9>

Sales for the three months ended March 31, 1995 were $5,322,228, down 14.9%, gross margins fell from 13.9% to 12.4%, and operating costs are up 32.2% compared with the same period one year earlier. Management attributes this to several factors, the primary cause is deemed to be the fact that the management of DTI devoted a significant amount of its efforts during the first part of this quarter to the transaction involving the merger, as a result, sales and operational aspects of the Company were adversely affected. The Company also believes that the business for the first quarter involves certain seasonal fluctuations affecting its sales activities and expects that sales will increase in future quarters. There can be no assurance that these operations will in fact improve or that sales will in fact increase.

<PAGE 10>

BABYSTAR, INC. AND SUBSIDIARY
-----------------------------


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

<PAGE 11>
                        BABYSTAR INC. AND SUBSIDIARY


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                       BABYSTAR INC.


                                       /s/ Mark A. Hanson
                                       -------------------------------
                                       Mark A. Hanson
                                       President and Chief Executive Officer
                                       Chief Financial Officer

<PAGE 12>