Form 10QSB/A
period 1995-06-30
BABYSTAR INC
filed 1997-02-03
CIK 806842

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                               FORM 10-QSB/A2
                                 (Mark One)

/X / Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995

/  /  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                            to
                               --------------------------    ------------------

Commission file number   0-15929
                       ----------------------------------

                          DATATREND SERVICES, INC.
-------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

               DELAWARE                               11-2726109
---------------------------------------           ---------------------
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

                                BABYSTAR, INC.
-------------------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year , if Changed
                             Since Last Report)

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X         No
    ------------      ------------

                   APPLICABLE ONLY TO ISSUERS INVOLVED IN
                      BANKRUPTCY PROCEEDINGS DURING THE
                            PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes                No
    ------------      ------------

                    APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock, $0.01 par value 4,712,795 shares at August 15, 1995

      Traditional Small Business Disclosure Format (check one):

Yes      X         No
    ------------      ------------
<PAGE 1>

                       FORM 10-QSB/A QUARTERLY REPORT
                       ------------------------------

                        BABYSTAR, INC. AND SUBSIDIARY
                        -----------------------------

                                    INDEX


                                                                PAGE
                                                                ----

Part I:                 FINANCIAL INFORMATION

Item  1.

      Consolidated Balance Sheets - June 30, 1995
       and December 31, 1994                                      3

      Consolidated Statements of Operations -Three Months
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

<PAGE 2>

                          DATATREND SERVICES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS              June 30,     December 31,
                                                         1995           1994
                                                      --------------------------
                                                      (Unaudited)
CURRENT ASSETS
  Cash                                                $   78,655     $    2,015
  Accounts receivable                                  2,610,896      2,073,213
  Inventories                                          6,427,081      3,286,875
  Note receivable                                         50,000
  Other current assets                                    70,358        493,632
                                                      -------------------------
    Total current assets                               9,236,990      5,855,735

PROPERTY AND EQUIPMENT, AT COST
  Furniture, equipment, and leasehold
   improvements                                          206,863        138,373
  Less accumulated depreciation                          (83,472)       (54,072)
                                                      -------------------------
    Property and equipment, net                          123,391         84,301

OTHER ASSETS
  Organizational costs                                    42,382          9,670
  Other                                                    6,873          1,600
                                                      -------------------------
    Total other assets                                    49,255         11,270
                                                      -------------------------
                                                      $9,409,636     $5,951,306
                                                      =========================

                    LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Note payable, bank                                  $3,414,551     $  416,517
  Accounts payable                                     3,294,230      2,727,322
  Accrued expenses and other accrued liabilities         305,647        308,455
  Current portion of capital leases obligations           12,770         12,382
                                                      -------------------------
    Total current liablilities                         7,027,198      3,464,676

OTHER LIABILITIES
  Capital lease obligations, net of
   current portion                                        11,210         17,809
  Note Payable, stockholder                                           1,743,567
                                                      -------------------------
                                                          11,210      1,761,376

STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share -
   20,000,000 authorized; 4,712,795 shares issued
   and outstanding at June 30, 1995 and 1,000
   shares authorized, issued and outstanding
   at December 31, 1994                                   47,138             10

  Additional paid-in capital                           2,343,606
  Retained earnings(deficit)                             (19,516)       725,244
                                                      -------------------------
    Total stockholders' equity                         2,371,228        725,254
                                                      -------------------------
                                                      $9,409,636     $5,951,306
                                                      =========================

See Notes to Financial Statements.

<PAGE 3>
                          DATATREND SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                              THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                              ---------------------------   -------------------------
                                                 1995          1994             1995          1994
                                               ------------------------------------------------------

SALES                                          $7,846,143    $5,847,984     $13,168,371   $12,101,326

COST OF SALES                                   6,763,493     5,334,076      11,428,241    10,718,630
                                               ------------------------------------------------------
GROSS PROFIT                                    1,082,650       513,908       1,740,130     1,382,696
  Service Revenue                                  41,506                        41,506
                                               ------------------------------------------------------
                                                1,124,156       513,908       1,781,636     1,382,696

OPERATING EXPENSES                              1,069,443       665,786       1,879,404     1,278,602
                                               ------------------------------------------------------
OPERATING INCOME(LOSS)                             54,713      (151,878)        (97,768)      104,094

OTHER INCOME (EXPENSE);
  Rental/Other income                              10,145         6,695          16,336        11,609
  Interest income (expense)                       (54,677)      (74,897)       (102,512)     (183,981)
                                               ------------------------------------------------------
      Total other income (expense)                (44,532)      (68,202)        (86,176)     (172,372)
                                               ------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES           10,181      (220,080)       (183,944)      (68,278)

PROVISION FOR INCOME TAXES                         12,020                        25,440
                                               ------------------------------------------------------
NET INCOME(LOSS) FROM CONTINUING OPERATIONS        (1,839)     (220,080)       (209,384)      (68,278)

INCOME(LOSS) FROM DISCONTINUED OPERATIONS         123,722                        55,963
                                               ------------------------------------------------------
NET INCOME (LOSS)                              $  121,883    $ (220,080)    $  (153,421)  $   (68,278)
                                               ======================================================

Weighted average number of shares               4,712,795                     3,927,496

Earnings (loss) per share:
  Continuing operations                        $    (0.00)                  $     (0.05)
  Discontinued operations                      $     0.03                   $      0.01
                                               ------------------------------------------------------
    Net                                        $     0.03                   $     (0.04)
                                               ======================================================

See Notes to Financial Statements.

<PAGE 4>
                          DATATREND SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994
                                 (Unaudited)

                                                         1995            1994
                                                     ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $   (153,421)  $    (68,278)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating acitvities:
    Depreciation and amortization                          33,137
    Changes in assets and liabilities:
      Accounts receivable                                (587,683)    (1,318,390)
      Inventories                                      (3,140,206)     1,398,670
      Other current assets                                423,274         64,278
      Accounts payable                                    566,908      2,391,797
      Other current liabilities                            (2,808)      (112,025)
                                                     ---------------------------

        Total adjustments                              (2,707,378)     2,424,330
                                                     ---------------------------

          Net cash provided by (used in)
           operating activities                        (2,860,799)     2,356,052

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                   (68,490)       (35,582)
  Other assets                                            (41,722)
                                                     ---------------------------

          Net cash used in investing activities          (110,212)       (35,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note payable, Advances                               13,543,467     12,635,133
  Note payable, Payments                              (12,289,000)   (15,653,813)
  Payments on capital lease obligations                    (6,211)
  Shareholder distribution                               (137,000)      (227,920)
  Purchase of subsidiary treasury stock                  (210,000)
  Proceeds from business merger                         2,146,395
                                                     ---------------------------

          Net cash provided by (used in)
           financing activities                         3,047,651     (3,246,600)
                                                     ---------------------------

NET INCREASE (DECREASE) IN CASH                            76,640       (926,130)

CASH, BEGINNING OF PERIOD                                   2,015        689,747
                                                     ---------------------------

CASH, END OF PERIOD                                  $     78,655   $   (236,383)
                                                     ===========================

See Notes to Financial Statements.

<PAGE 5>
                          DATATREND SERVICES. INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                JUNE 30, 1995
                                 (Unaudited)

                                                                   Additional            Retained
                                                Common Stock         Paid-In   Treasury  Earnings
                                              Shares     Amount      Capital    Stock    (Deficit)       Total
                                              ------------------------------------------------------------------

Balance-December 31, 1994                       1,000   $    10                          $ 725,244    $  725,254

Distribution to S-Corporation Shareholders                                                (137,000)   $ (137,000)

Purchase of Treasury Stock                                                     (210,000)              $ (210,000)

Retirement of Treasury Stock                     (500)       (5)                210,000   (210,000)   $       (5)

Termination of S-Corporation Status                                   244,339             (244,339)   $        0

Business Acquisition                        3,512,295    35,133     2,099,267                         $2,134,400

Additional Shares Issued in Connection
 with Merger                                1,200,000    12,000                                       $   12,000

Net (loss) for the 6 months
 ended June 30, 1995                                                                      (153,421)   $ (153,421)
                                            --------------------------------------------------------------------
Balance-June 30, 1995                       4,712,795   $47,138    $2,343,606  $      0  $ (19,516)   $2,371,228
                                            ====================================================================

See Notes to Financial Statements

<PAGE 6>
                        BABYSTAR INC. AND SUBSIDIARY
                        ----------------------------
                        NOTES TO FINANCIAL STATEMENTS

Note 1 - The Company

In January of 1995, Datatrend, Inc., through a reverse acquisition, was merged with Babystar, Inc., a publicly held company (the "Merger"). At that time Babystar, Inc. no longer had any operations, having sold its operating subsidiary in November 1994. Babystar's net loss for the five months ended June 30, 1995 is included in the company's results for the six month's ended June 30, 1995.

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

<PAGE 7>

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

The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with financial statments and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

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

<PAGE 8>

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

<PAGE 9>

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

<PAGE 10>

                        BABYSTAR INC. AND SUBSIDIARY
                        ----------------------------

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Working Capital and Liquidity
-----------------------------

Cash provided (used) in operations for the six months ended June 30, 1995 and 1994 was ($2,707,378) and $2,424,330 respectively. Cash was provided by operations in 1994 was primarily from use of vendor credit. The use of cash in 1995 was primarily for the purchase of inventory, some of the purchases were offset with additional vendor credit. The increase in inventory in 1995 can be attributed to seasonal sales cycles and availability of inventory for purchase.

Cash provided (used ) by investing activities for the six months ended June 30, 1995 and 1994 was ($110,212) and ($35,582). A majority of the cash used by investing activities in 1995 was related to the costs of the merger that were accounted for as other assets and the purchase of fixed assets.

Cash provided (used) by financing activities for the six months ended June 30, 1995 and 1994 was $3,047,651 and ($3,246,600) respectively. In the period ended June of 1994 the Company used cash from operations and cash on hand to pay down asset based lines of credit and shareholder loans, using cash in this manner allowed the company to avoid unnecessary interest charges on these debts. In the period ended June 30, 1995 cash from financing activities increased primarily because of the proceeds from the merger and borrowings from the Company's line of credit.

Based on the increase in equity from the merger, the increased vendor credit and the existing line of credit from a bank management feels that the company has sufficient capital to meet its short and long term capital needs.

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

<PAGE 11>

The Company's revenues and expenses from operations (exclusive of losses from discontinued operations) for the six months ended June 30, 1995, reflect the operations of DTI and Datatrend, Inc. The revenues and expenses for the six months ended June 30, 1994, reflect the business operations of the Datatrend, Inc.

Sales for the quarter ended June 30, 1995 were $7,846,143, up 34.2%, gross margins increased from 8.8% to 14.3%, and operating costs are up 60.6% compared with the same period one year earlier.

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

Although these sales figures have increased in the quarter ended June 30, 1995 as compared to the quarter ended March 31, 1995, management still feels that sales during the second quarter have been adversely effected by certain changes in the focus of the Company's management and their efforts. During 1993 and 1994, the Company relied heavily on sales to mass merchants such as Damark International Inc. and Computer City. During 1995, sales to these customers have significantly decreased. Sales to Computer City during 1995 were negligible as compared to constituting approximately 21% of the Company's revenue during 1994. Sales to Damark International, Inc. for the six months ended June 30, 1995 constituted less than 10% of the Company's revenue, as compared to 12% in 1994 and 56% in 1993. These mass merchant sales have decreased primarily as a result of market conditions, but also have somewhat resulted from the Company's decision to improve it's profit margin on sales. The Company is attempting to increase margins and decrease its dependence on major customers by focusing its efforts on developing a broader customer base at higher profit margins. Sales to mass merchants are typically at much lower margins and as a result of these lower margins and potential product returns, are considered to be far less profitable in management's opinion. During the second quarter of 1995, the Company has devoted significant time and effort in attempting to developing certain retail computer outlets in furtherance of increasing profit margins as well as decreasing dependency on mass merchant sales. Although the Company's initial trial efforts have been somewhat successful, there is no assurance that such efforts will derive enough revenues to replace the volume of mass merchant sales lost and these efforts have required significant time and efforts on the part of certain key sales employees, affecting their ability to focus on other aspects of Company sales.

<PAGE 12>

The Company has also devoted significant efforts during the second quarter of 1995 towards the improvement of its product purchasing function, product lines and the consistency of its product base. The Company feels that the development of a steady and consistent supply of product from major name brand manufacturers could not only improve its purchasing ability, but could also increase sales volume, profit margins and possibly increase the effectiveness of related advertising and other costs. There is no assurance that these positive effects will in fact result from such efforts. The Company has traditionally purchased a large volume of its product from numerous sources, including manufacturers and other re-sellers. A large portion of the products purchased consisted of end of life models, excess inventories, close outs and other such items. The Company also purchases incomplete, defective and returned products which require refurbishing or remanufacture in order to be resold. The typical number of product purchases is usually a relatively small number of transactions of large quantities of product. The purchases of product on many occasions result from a bid type procedure with the highest or most "responsible" bidder being awarded the purchase. The product consists of name brand as well as "no name" computer products. There are numerous other companies in competition for this product, both within and without the United States. Although the Company still purchases a large volume from these sources and utilizing these "bid" methods and still purchases volumes of "no name" products, the Company, in an attempt to try and be more competitive and to provide its sales base with a more steady stream of product, has concentrated significant efforts in the area of developing asset recovery plans to meet the needs of certain major name brand manufacturers of computer equipment. This asset recovery concept primarily focuses on the purchase of products which require refurbishing or remanufacture in order to be resold. The Company has invested significant efforts in improving it's ability to refurbish and remanufacture these products efficiently. As a result, the Company has begun to develop certain contractual and non-contractual relationships with several large manufacturers largely based on its ability to meet these concerns of the manufacturers by providing quality warranty services, re-channeling the products in a manner not adversely affecting the manufacturers' distributor relationships, and generally meeting the challenges of each manufacturer with respect to any given product and the related concerns. These contractual relationships do not typically contain any guaranty of the amount of product available to the Company, nor do they typically make the Company the exclusive channel or purchaser for such product. These contractual arrangements are also typically terminable by a relatively short form of notice by the manufacturer. The Company's ability to maintain and further develop these relationships is dependent upon the Company's performance, the level of competition, as well as general market conditions and the decisions of the manufacturer's themselves to continue to outsource these functions. These relationships are terminable by the manufacturer and there is no assurance that these relationships will continue or that the Company's asset recovery focus will be successful.

Discontinued Operations
-----------------------

During the second quarter of 1995, the Company realized certain income from discontinued operations. The income resulted primarily from two unrelated items.

<PAGE 13>

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

The Company previously sold its wholly-owned subsidiary to Travel Safety Children's Products, Inc. As a part of the consideration therefore, the Company received a non-negotiable promissory note in the amount of $640,000 payable over 14 months commencing December 26, 1994. There was no assurance that any sums will be received under the promissory note and due to this uncertainty there is a bad-debt reserve against the entire principal amount of the promissory note. The Company received payments under the promissory note during the second quarter of 1995 in excess of the corresponding reserve for bad debts resulting in a bad debt recovery of approximately $50,000. Travel is currently in default of the terms of the promissory note and the Company has notified Travel of such default. There is no assurance that any further payments will be received or sums recovered under the promissory note, therefore, the balance remains fully reserved. The note receivable reflected on the Company's balance sheet as of June 30, 1995 is not related to the sale of Travel Safety Children's Products, Inc.

<PAGE 14>

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

<PAGE 15>

                        BABYSTAR INC. AND SUBSIDIARY

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                       BABYSTAR INC.



                                       /S/ Mark A. Hanson
                                       ----------------------------------
                                       Mark A. Hanson
                                       President, Chief Executive Officer
                                       and Chief Financial Officer

<PAGE 16>