Form 10QSB/A
period 1995-09-30
BABYSTAR INC
filed 1997-02-03
CIK 806842

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                FORM 10-QSB/A

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

                    1515 Washington Street, Braintree, MA
                   (Address of Principal Executive Office)

                               (617) 691-1200
              (Issuer's Telephone Number, Including Area Code)

                               BABYSTAR, INC.
      (Former Name, Former Address and Former Fiscal Year , if Changed
                             Since Last Report)

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X         No  _____

                   APPLICABLE ONLY TO ISSUERS INVOLVED IN
                      BANKRUPTCY PROCEEDINGS DURING THE
                            PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                         Yes  _____       No  _____

                    APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock, $0.01 par value 4,712,795 shares at November 14, 1995

      Traditional Small Business Disclosure Format (check one):

                         Yes    X         No  _____

<PAGE 1>

                        FORM 10-QSB QUARTERLY REPORT

                        BABYSTAR, INC. AND SUBSIDIARY

                                    INDEX

                                                                   PAGE

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

<PAGE 2>
                          DATATREND SERVICES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS    September 30,      December 31,
                                             1995               1994
                                             -------------------------------
                                             (Unaudited)

CURRENT ASSETS
  Cash                                       $    48,659        $     2,015
  Accounts receivable                          3,880,397          2,073,213
  Inventories                                  7,153,259          3,286,875
  Note receivable                                 50,000
  Other current assets                           305,484            493,632
                                             ------------------------------

      Total current assets                    11,437,799          5,855,735

PROPERTY AND EQUIPMENT, AT COST
  Furniture, equipment, and leasehold
   improvements                                  222,521            138,373
  Less accumulated depreciation                  (99,272)           (54,072)
                                             ------------------------------

      Property and equipment, net                123,249             84,301

OTHER ASSETS
  Organizational costs                            40,284              9,670
  Other                                            8,618              1,600
                                             ------------------------------

      Total other assets                          48,902             11,270
                                             ------------------------------

                                             $11,609,950         $5,951,306
                                             ==============================


                    LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Note payable, bank                         $ 2,532,427         $  416,517
  Accounts payable                             6,603,341          2,727,322
  Accrued expenses and other accrued
   liabilities                                   279,387            308,455
  Current portion of capital leases
   obligations                                    12,770             12,382
                                             ------------------------------
      Total current liablilities               9,427,925          3,464,676

OTHER LIABILITIES
  Capital lease obligations, net of
   current portion                                 7,963             17,809
  Note Payable, stockholder                                       1,743,567
                                             ------------------------------
                                                   7,963          1,761,376

STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share -
   20,000,000 authorized; 4,712,795 shares
   issued and outstanding at September 30,
   1995 and 1,000 shares authorized, issued
   and outstanding at December 31, 1994           47,138                10

  Additional paid-in capital                   2,343,606
  Retained earnings(deficit)                    (216,682)          725,244
                                             -----------------------------
      Total stockholders' equity               2,174,062           725,254
                                             -----------------------------
                                             $11,609,950        $5,951,306
                                             =============================

See Notes to Financial Statements.

<PAGE 3>
                          DATATREND SERVICES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                              THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------         -------------------------------
                                              1995           1994                      1995            1994
                                              ------------------------------------------------------------------------

SALES                                         $6,637,356     $16,796,218               $19,805,727     $28,897,544

COST OF SALES                                  5,714,800      15,479,441                17,143,041      26,198,071
                                              --------------------------------------------------------------------

GROSS PROFIT                                     922,556       1,316,777                 2,662,686       2,699,473
  Service Revenue                                247,415                                   288,921
                                              --------------------------------------------------------------------
                                               1,169,971       1,316,777                 2,951,607       2,699,473

OPERATING EXPENSES                             1,275,370         741,826                 3,154,774       2,020,428
                                              --------------------------------------------------------------------

OPERATING INCOME(LOSS)                          (105,399)        574,951                  (203,167)        679,045

OTHER INCOME (EXPENSE);
  Rental/Other income                              9,945           5,943                    26,281          17,552
  Interest income (expense)                     (103,702)       (131,209)                 (193,684)       (315,190)
                                              --------------------------------------------------------------------
      Total other income (expense)               (93,757)       (125,266)                 (167,403)       (297,638)
                                              --------------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES        (199,156)        449,685                  (370,570)        381,407

PROVISION FOR INCOME TAXES                        10,540          23,985                    35,980          23,985
                                              --------------------------------------------------------------------

NET INCOME(LOSS) FROM CONTINUING OPERATIONS     (209,696)        425,700                  (406,550)        357,422

INCOME(LOSS) FROM DISCONTINUED OPERATIONS         12,530                                    55,963
                                              --------------------------------------------------------------------

NET INCOME (LOSS)                            ($  197,166)    $   425,700              ($   350,587)    $   357,422
                                              ====================================================================

Weighted average number of shares              4,712,795                                 4,189,262

Earnings (loss) per share:
  Continuing operations                      ($     0.04)                             ($      0.10)
  Discontinued operations                     $     0.00                               $      0.01
                                              ----------------------------------------------------
      Net                                    ($     0.04)                             ($      0.08)
                                              ====================================================

See Notes to Financial Statements.

<PAGE 4>
                          DATATREND SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
         NINE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994
                               (Unaudited)

                                                           1995              1994
                                                           -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       ($   350,587)      $   357,422
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating acitvities:
    Depreciation and amortization                               51,035            28,701
    Changes in assets and liabilities:
      Accounts receivable                                   (1,857,184)       (5,026,688)
      Inventories                                           (3,866,384)        1,838,435
      Other current assets                                     188,148          (349,083)
      Accounts payable                                       3,876,019         1,562,873
      Other current liabilities                                (29,068)          (12,050)
                                                           -----------------------------

        Total adjustments                                   (1,637,434)       (1,957,812)
                                                           -----------------------------

          Net cash provided by (used in)
           operating activities                             (1,988,021)       (1,600,390)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                        (84,148)          (42,708)
  Other assets                                                 (43,467)           (1,000)
                                                           -----------------------------

      Net cash used in investing activities                   (127,615)          (43,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note payable, Advances                                    18,180,438        31,880,133
  Note payable, Payments                                   (17,808,095)      (30,688,256)
  Payments on capital lease obligations                         (9,458)           (8,393)
  Shareholder distribution                                    (137,000)         (227,920)
  Purchase of subsidiary treasury stock                       (210,000)
  Proceeds from business merger                              2,146,395
                                                           -----------------------------

      Net cash provided by (used in)
       financing activities                                  2,162,280           955,564
                                                           -----------------------------

NET INCREASE (DECREASE) IN CASH                                 46,644          (688,534)

CASH, BEGINNING OF PERIOD                                        2,015           689,747
                                                           -----------------------------

CASH, END OF PERIOD                                        $    48,659       $     1,213
                                                           =============================

See Notes to Financial Statements.

<PAGE 5>
                          DATATREND SERVICES. INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             SEPTEMBER 30, 1995
                                (Unaudited)

                                                    Common Stock         Additional                  Retained
                                               ---------------------     Paid-In       Treasury      Earnings
                                               Shares         Amount     Capital       Stock         (Deficit)     Total
                                               -------------------------------------------------------------------------

Balance-December 31, 1994                          1,000      $    10                                $725,244      $  725,254

Distribution to S-Corporation Shareholders                                                           (137,000)    ($  137,000)

Purchase of Treasury Stock                                                             (210,000)                  ($  210,000)

Retirement of Treasury Stock                        (500)          (5)                  210,000      (210,000)    ($        5)

Termination of S-Corporation Status                                         244,339                  (244,339)     $        0

Business Acquisition                           3,512,295       35,133     2,099,267                                $2,134,400

Additional Shares Issued in Connection
 with Merger                                   1,200,000       12,000                                              $   12,000

Net (loss) for the 9 months
 ended September 30, 1995                                                                            (350,587)    ($  350,587)
                                               ------------------------------------------------------------------------------

Balance-September 30, 1995                     4,712,795      $47,138    $2,343,606    $      0     ($216,682)     $2,174,062
                                               ==============================================================================

See Notes to Financial Statements

<PAGE 6>
                        BABYSTAR INC. AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS

Note 1 - The Company

In January of 1995, Datatrend, Inc., through a reverse acquisition, was merged with Babystar, Inc., a publicly held company (the "Merger"). At that time Babystar, Inc. no longer had any operations, having sold its operating subsidiary in November 1994. Babystar's net loss for the eight months ended September 30, 1995 is included in the Company's results for the nine month's ended September 30, 1995.

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

Note 5 - Lease Commitments

The Company was party to a lease for office premises in New York pursuant to a lease expiring in July 1997. Since the Company no longer anticipated the use of these offices and has terminated all employees and business activities at said premises, the Company accrued the sum of $72,000 as of December 31, 1994, representing the approximate present value of all future payments due pursuant to that lease. The Company has negotiated a settlement of the entire lease obligation for those premises in consideration of a final payment of $7,500, forfeiture of its security deposit and payment of monthly rent through September 1995. As a result of this transaction, the Company has eliminated the liability for the future lease payments which is reflected in the Company's financial statement as income from discontinued operations. The expenses relating to the settlement are included as expenses from discontinued operations.

<PAGE 8>

The Company's wholly-owned subsidiary leases an office and warehouse facility under an operating lease which expires in May 1996. Minimum annual rentals through expiration are as follows:

            Year ending December 31, 1995            $161,720
            Year ending December 31, 1996            $ 63,780

The Company's wholly-owned subsidiary has entered into a lease for a new office and warehouse facility consisting of approximately 77,230 square feet under an operating lease which commences in January 1996. Minimum annual rentals through expiration are as follows:

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

Note 6 - Income Taxes

Effective January 1, 1993, the Company adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes." At December 31, 1994 the Company has a tax asset of approximately $1,680,000 attributable to a net operating loss carryforward of approximately $4,200,000 of which $2,400,000 will expire in 2008 and $1,800,000 in 2009. The Company has established a full valuation reserve against such asset since the likelihood of realization cannot be determined. As a result of more than a 50% change in ownership, as defined in section 382 of the Internal Revenue Code, due to the public offering of the Company's common stock on June 23, 1993, utilization of the net operating loss carry forwards of approximately $1,800,000 relating to the periods prior to the public offering to offset future income is limited to approximately $200,000 per annum, based on managements estimates.

<PAGE 9>
                        BABYSTAR INC. AND SUBSIDIARY

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Working Capital and Liquidity

Cash provided (used) in operations for the nine months ended September 30, 1995 and 1994 was ($1,988,021) and ($1,600,390) respectively. Cash used by operations in 1994 was directly related to the expansion of credit given to Datatrend customers in the third quarter. The use of cash in 1995 was primarily for the purchase of inventory and increased accounts receivable, some of the purchases were offset with additional vendor credit. The increase in inventory in 1995 can be attributed to seasonal sales cycles and availability of inventory for purchase.

Cash provided (used ) by investing activities for the nine months ended September 30, 1995 and 1994 was ($127,615) and ($43,708). A majority of the cash used by investing activities in 1995 was related to the costs of the merger that were accounted for as other assets and the purchase of fixed assets.

Cash provided (used) by financing activities for the nine months ended September 30, 1995 and 1994 was $2,162,280 and $955,564 respectively. In the period ended September of 1994 the Company used cash from financing activities to fund the extension of credit to customers. In the nine months ended September 30, 1995 cash from financing activities increased primarlry because of the proceeds from the merger.

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

<PAGE 10>

The Company's revenues and expenses from operations (exclusive of losses from discontinued operations) for the nine months ended September 30, 1995, reflect the operations of DTI and Datatrend, Inc. The revenues and expenses for the nine months ended September 30, 1994, reflect the business operations of the Datatrend, Inc.

Sales for the three months ended September 30, 1995 were $6,637,356, down 60.5%, gross margins as a percentage of sales increased from 7.8% to 17.6%, and operating costs are up 71.9% compared with the same period one year earlier.

Substantially all of the Company's assets are included in inventory and accounts receivable. Inventory values are $7,153,000 and $3,286,000, at September 30, 1995 and December 31, 1994, respectively. This represents an increase of $3,867,000, or 118 % over the three quarters of 1995. This increase is due primarily to the receipt of a large quantity of inventory in the third quarter. Accounts receivable were $3,880,000 and 2,073,000 at September 30, 1995 and December 31, 1994, respectively, an increase of $1,807,000, or 87%. This increase can be attributed to the change in the customer base. The Company has reduced its dependance on "pure spin" deals to mass merchants, which were typically done with little or no credit terms. The new customer base includes more companies that are being given terms to purchase product. Other current assets, including advances to vendors, decreased $138,000 to $355,000 at September 30, 1995 from $494,000 at
December 31, 1994. This decrease is primarily due to the reduction in advances to vendors as a result of the receipt of the associated inventory.

Accounts payable at September 30, 1995 and December 31, 1994 were $6,603,000 and $2,727,000 respectively, an increase of $3,876,000, or 142%. The Company has increased its notes payable in the three quarters of 1995 by $2,116,000. The increase in accounts payable and notes payable was anticipated, due to the increase in inventory and accounts receivable.

The Company's current operations have resulted in a loss in the third quarter of operation. The combined results of operations for the first three quarters results in a loss for the nine months ended September 30, 1995. Management attributes this loss to several factors. During the first quarter of 1995 the management of DTI devoted a significant amount of its efforts during the first part of this quarter to the transaction involving the merger of DTI. As a result, sales and operational aspects of the Company for the first quarter were adversely affected. The Company previously believed that first and second quarter results involved certain seasonal fluctuations affecting its sales activities, and that sales would in fact increase in the third quarter (Sales and revenues for the second quarter did in fact increase over the first quarter). Despite this belief, sales for the third quarter decreased by approximately 1.2 million dollars as compared to the second quarter of 1995.

<PAGE 11>

The Company believes that this decrease is reflective of a decrease in pure trading or spin deals (large volume transactions whereby the Company essentially acts as a broker and does not remanufacture or reconfigure the product) and the Company's increased focus on remanufacturing. During 1993 and 1994, the Company relied heavily on sales to mass merchants such as Damark International Inc. and Computer City. During 1995, sales to these customers have significantly decreased. Sales to Computer City during 1995 were negligible as compared to constituting approximately 21% of the Company's revenue during 1994. Sales to Damark International, Inc. for the nine months ended September 30, 1995 constituted less than 10% of the Company's revenue, as compared to 12% in 1994 and 56% in 1993. These mass merchant sales have decreased primarily as a result of market conditions, but also have resulted from the Company's decision to improve it's profit margin on sales. The Company is attempting to increase margins and decrease dependence on major customers by focusing its efforts on developing a broader customer base at higher profit margins. Sales to mass merchants are typically at much lower margins and as a result of these lower margins and potential product returns, are considered to be far less profitable in management's opinion.

The Company has again devoted significant efforts during the third quarter of 1995 towards the improvement of its product purchasing function, product lines and the consistency of its product base. These significant efforts consist primarily of hiring/assigning additional qualified personnel designated to assist Mr. Hanson in the purchasing function, as well as attempting to develop longer term. relationships with manufacturers thereby allowing the Company to improve product lines and consistency. The Company still feels that the development of a steady and consistent supply of product from major name brand manufacturers could not only improve its purchasing ability, but could also increase long range sales volume, profit margins and possibly increase the effectiveness of related advertising and other costs. There is no assurance that these positive effects will in fact result from such efforts. The Company has traditionally purchased a large volume of its product from numerous sources, including manufacturers and other re-sellers. A large portion of the products purchased consisted of end of life models, excess inventories, close outs and other such items. The Company is no longer focusing on these types of purchases as its main source of product. The Company is concentrating on the purchase of what it believes is a large volume of returned products which require refurbishing or remanufacture in order to be resold. The Company continues to concentrate significant efforts in the area of developing "asset recovery" plans to meet the needs of certain major name brand manufacturers of computer equipment. This asset recovery concept primarily focuses on the purchase of products returned to the manufacturer which require refurbishing or remanufacture in order to be resold. The Company has invested significant efforts in improving it's ability to refurbish and remanufacture these products efficiently. As a result, the Company has developed certain contractual and non-contractual relationships with several manufacturers largely based on its ability to meet these concerns of the manufacturers by providing quality warranty services, re-channeling the products in a manner not adversely affecting the manufacturers distributor relationships, and generally meeting the challenges of each manufacturer with respect to any given product and the related concerns. These contractual relationships do not typically contain any guaranty of the amount of product available to the Company, nor do they typically make the Company the exclusive channel or purchaser for such product. The Company's ability to maintain and further develop these relationships is dependent upon the Company's performance, the level of competition, as well as general market conditions and the decisions of the manufacturer's themselves to continue to out source these functions. These relationships are terminable by the manufacturer and there is no assurance that these relationships will continue or that the Company's asset recovery focus will be successful.

<PAGE 12>

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

<PAGE 13>

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

<PAGE 14>

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

<PAGE 15>