Form 10KSB
period 1996-12-31
BABYSTAR INC
filed 1997-04-22
CIK 806842

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                 FORM 10-KSB

(Mark One)
      /X/ Annual report under section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required):

      For the fiscal year ended December 31, 1996
                                -----------------

      / / Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required):

         For the transition period from __________ to _____________

Commission file number 0-15929
                       --------------------------

                           DATATREND SERVICES, INC.
                           ----------------------

      (Exact Name of Small Business Issuer as Specified in Its Charter)

              DELAWARE                               11-2726109
    -------------------------------              -------------------
    (State or Other Jurisdiction of                (I.R.S. Employer
    Incorporation or Organization)               Identification No.)

 1515 Washington Street, Braintree, MA                  02184
----------------------------------------             ----------
(Address of Principal Executive Offices)             (Zip Code)

(617) 691-1200
-------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code

       Securities registered under Section 12(b) of the Exchange Act;
       --------------------------------------------------------------

                                                Name of Each Exchange
         Title of Each Class                     On Which Registered
         -------------------                    ---------------------
Common Stock (par value $.01 per share)                NASDAQ
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

      Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

      State issuer's revenues for its most recent fiscal year $39,424,869

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the exchange Act.)

                      $11,216,452 as of March 31, 1997

              Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates of reasonable assumptions, if the assumptions are stated.


                   APPLICABLE ONLY TO ISSUERS INVOLVED IN
                   --------------------------------------
                      BANKRUPTCY PROCEEDINGS DURING THE
                      ---------------------------------
                            PRECEDING FIVE YEARS
                            --------------------


      Check whether the registrant filed all documents and reports required to be filed by section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

      Yes       No
          ---      ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock $0.01 par value 4,712,795 shares at April 10, 1997.

                     DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal ended December 24, 1990).

      Transitional Small Business Disclosure Format (check one):

Yes     No  X
    ---    ---


                                   PART I

Item 1.  Description of Business

Business Development
--------------------

      Datatrend Services, Inc. (the "Company") was incorporated in New York in 1985 under the name of E & C Video Productions, Inc. The company's name was changed to Star Classics, Inc. in 1987 and then to Star Mark, Inc. in 1991. Effective in March of 1993, the Company changed its name to Babystar Inc. and was reincorporated in the state of Delaware. On November 14, 1995 the stockholders voted to approve a change of name from Babystar, Inc. to Datatrend Services, Inc. The Company amended its Certificate of Incorporation in November 1995 effecting this name change in the State of Delaware.

      Sale of Significant Asset. The Company was previously engaged in the business of marketing a juvenile car seat for children through its wholly-owned subsidiary, Travel Safety Children's Products, Inc.("Travel"). Due to engineering challenges with the Company's car seat product, the Company ceased production and on November 17, 1994 the Company completed the sale of Travel to Travel Safety Corp. ("Purchaser"). At the closing, Purchaser paid $136,000 to the Company and Purchaser delivered to the Company a non-negotiable note (the "Note") in the amount of $640,000 payable over 14 months commencing December 26, 1994. The Note provided for interest at the annual rate of 8.5%. The Company and Travel also entered into a License Agreement pursuant to which Travel had the exclusive right to use car seat patents owned by the Company. The License Agreement had a term of seven and half years and provided for royalty payments of $2.00 per product sold, with minimum royalty payments of $37,500 per calendar quarter commencing July 1,1995. Effective August 1, 2002, the patents were to be assigned to Travel, provided that all royalty and other payments required to be made under the License Agreement have been made. Travel was also granted the option to make designated lump sum payments and thereby terminate the License Agreement and acquire the patents prior to August 1,2002. The Purchaser is currently in default pursuant to the terms of the Note and the License Agreement. The Company has notified the Purchaser that it has terminated the Purchaser's rights pursuant to the License Agreement. The Company has instituted legal proceedings against the Purchaser for the defaults pursuant to the Note and License Agreement. There is no assurance that any sums will be ultimately recovered under the Note and/or the License Agreement and due to this uncertainty, there is a bad debt reserve against all sums due under the Note and no royalties have been accrued or received under the License Agreement. Purchaser's President served as a consultant to the Company and is the inventor and designer of Travel's products.

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

Business of Issuer
------------------

      Principal Products or Services

      The Company purchases and sells microcomputers, peripherals, components and accessories (collectively referred to as "Products"). The Company sells new, used and refurbished Products. The Company purchases completed new and used Products from numerous sources, including manufacturers and other re-sellers. The Products purchased consist of new Products, including end of life models, excess inventories, close outs and other such items. The Company also purchases incomplete, defective and returned Products which are refurbished or remanufactured in order to be resold for maximum value. The Company performs limited assembly, remanufacturing and refurbishing activities at its Braintree, Massachusetts and Memphis, Tennessee facilities and through certain other subcontractors. The Company has developed relationships with certain manufacturers whereby the company purchases large quantities of goods returned to the manufacturer by customers. The Company refurbishes and remarkets these Products through its distribution channels. The Company has been able to develop relationships with several large manufacturers, which has strengthened the Company's ability to obtain Products. These relationships with manufacturers are not pursuant to any long term contractual relationship and there is no assurance that they will continue in the future.

      The Company also provides management services to manufacturers and resellers of certain Products. The Company's returns management services include consulting and services with respect to identifying and analyzing causes of returns, designing returns limitation programs and designing and instituting cost effective returns handling programs. The Company provides comprehensive returns management services, including, but not limited to, inbound audit of returned products, product reconditioning , product sanitization (retiring serial no., change model no., etc), parts recycling and reclamation, and other services relating to such programs such as data collection, analysis and reporting to assist in evaluating certain problems and trends in returned products. As a large part of this returns management service, the Company provides Product reconditioning services to manufacturers of computer products. The products are reconditioned by the Company for manufacturers or other entities in exchange for service fees.
The Company currently conducts its reconditioning operations at its Braintree, Massachusetts facility and also conducts certain reconditioning operations at a facility in Memphis, Tennessee.

      Distribution Methods

      The company sells its Products through several alternate channels within and without the United States. On a wholesale basis, the Company sells Products to mass merchants, catalogue resellers, retailers and to value added re-sellers ("VAR"). The Company also channels its Product directly to retail customers through telemarketing, local advertising and other direct marketing activities. The Company has relocated from its previous distribution center in Westwood, Massachusetts, and as a result , closed its retail outlet at that location. The Company supplies Products to most of its customers through its 77,000 square foot distribution center in Braintree, Massachusetts. In 1993, its first partial year of operation, a large volume of the Company's business was distributed through a large mass merchant, Damark International, Inc. In 1994, however, the Company expanded its customer base greatly and significantly decreased its dependence on this relationship as a distribution channel for Product.
During 1995 and 1996, the Company further reduced this dependency and less than 10% of the Company's sales were derived from sales to Damark International, Inc. During 1996 Canon Computer Systems accounted for 7.7% of total sales. No other single customer accounted for in excess of 5% of the Company's sales.

      Returns Managements Programs and Revenues.

      During 1995, the Company began deriving revenues from design and implementation of returns management programs. During 1996, the Company generated approximately $4,895,488 in service revenues compared to $560,000 in 1995. Approximately $3,000,000 (62%) of these revenues were derived from Canon. The Company currently has no long term contractual relationship with Canon and there is no assurance that these service revenues will continue.

      Competition

      The Company is engaged in a business with numerous competitors, both for the purchase of the products from manufacturers and the ultimate sale of the Products to customers. The typical product purchases is usually a small number of transactions of large quantities of product. The purchases of product on many occasions result from a bid type procedure with the highest or most "'responsible" bidder being awarded the purchase. There are numerous other companies in competition for this product, both within and without the United States. Many manufacturers are not only interested in the price being offered for the Product, but the "responsibility" of the purchaser. The manufacturers look for "responsible" purchasers in order to insure that quality control measures, warranty service, distribution methods and channels and many other factors are properly handled by the purchaser so that it does not affect the manufacturer's reputation, or its relationship with its primary distributors. The Company has developed relationships with manufacturers largely based on its ability to meet these concerns of the manufacturers by providing quality warranty services, re-channeling the products in a manner not adversely affecting the manufacturers distributor relationships, and generally meeting the challenges of each manufacturer with respect to any given product and the related concerns. There is no assurance that these relationships will continue.

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

      Sources of Products and Principal Suppliers

      Significant changes and advances have rapidly transformed the microcomputer industry in the recent past. A market which previously consisted of a relatively small number of large manufacturers, now consists of numerous large and small manufacturers. The rapid technological changes in the industry have resulted in an accelerated rate of product obsolesence , requiring rapid inventory turnover to avoid product obsolesence. The Company purchases certain excess inventories of available Product from manufacturers and re-sellers.

      In addition, the large number of competing manufacturers has resulted in the discontinuance of certain products and product lines, as well as the discontinuance in the operations of certain manufacturers. The Company purchases certain discontinued Products and close out inventories. The Company's sources of Product include not only purchases of new and used Products from numerous original computer and peripheral manufacturers, but also include purchases of Products and excess inventories of other re-sellers. Due to the nature of the Company's business, the Company does not have a long term contractual relationship with any one manufacturer which it considers a principal supplier. However, the company has purchased large volumes of product from many of the major manufacturers in the United States including AT&T, NEC Technologies, Dell, Okidata, Canon and other such manufacturers. There is no assurance that the Company's relationship with any of these manufacturers will continue. The volume of Product available and purchased is largely dependent upon the manufacturers needs and actions and the changes in technology, rather than the typical demand of the Company's market. In fact, the very nature of the Company's business dictates that many of the Company's purchases result from manufacturer's discontinuing Products, discontinuing certain operations related to the Products, or discontinuance of operations as a manufacturer, therefore these relationships are inherently short term.

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

      Dependence on Major Customers

      During 1993 the Company's largest volume customer was Damark International, Inc. ("Damark"). Damark is a mass merchant engaged in catalogue sales of numerous types of electronics equipment, including computer products and accessories. During 1993, approximately 60% of the Company's revenue was derived from sales to Damark. During 1994, this volume significantly decreased as total sales and sales to other customers grew, and only approximately 12% of the Company's revenues were derived from sales to Damark. During 1994, the Company also had a substantial sales relationship with Computer City, a large retail seller of computer equipment and peripheral. Sales to Computer City accounted for approximately 20% of the Company's revenue during 1994. During 1996 and 1995, the dependence on these customers decreased further and Damark and Computer City accounted for less than 11% of the Company's sales.

      The Company has significantly broadened and is continuing to expand its customer base through telemarketing, retail sales and other methods to increase profitability and eliminate dependency on individual large volume accounts. Although the dollar volume of sales to Damark in relation to the Company's total revenues was significant during 1993 and somewhat less significant during 1994, and the dollar volume with Computer City was significant during 1994, the profit derived from such bulk sales to mass merchants is generally much lower than profit derived from sales to other re-sellers, VARs and retail customers. The Company is still selling
Products to both Damark and Computer City. However, due to the decreasing volume of such sales, the Company does not believe that the loss of sales to either customer would materially adversely effect the Company's profitability. Although the Company continues to sell to such large volume customers, the Company has developed a wholesale and retail customer base that it believes will support its profitability such that the loss of any one large customer would not materially adversely effect the Company's profitability. The Company is continuing to attempt to expand it's own retail business by opening or expanding new channels of distribution to retail customers. There is no assurance that these efforts will ultimately be successful.

      The Company's service revenue during 1996 and 1995 was largely derived from a single customer, Canon. There is no long term service contract with Canon and there is no assurance that these service revenues will continue. The Company is currently providing such returns management and reconditioning services to Canon and other manufacturers. These returns management programs are usually of either a fixed duration by number of units of Product, or are of an at-will nature, terminable by either party on short notice, for any reason.

      Patents, Trademarks, Licenses, Royalties

      The Company does not have any patents or trademarks and does not consider patents or trademarks to be significant to its operations. Travel, the wholly-owned subsidiary sold by the Company, was granted two patents for its child care seats. These patents are significant to Travel's business and were assigned pursuant to the License Agreement with the Purchaser. Based upon the defaults by the Purchaser under the Note and the License agreement, the Company does not expect any payments or royalties from Travel, nor does the Company have any assurance that these patents will have any value to the Company in the event that the Company is successful in terminating the License Agreement and these patents revert to the Company. See "Business Development Sale of Significant Asset."

      Governmental Approval and Government Regulation

      There is no significant approval of the products or business which currently effect the Company.

      Research and Development

      The Company has not expended any material sums on any research or development activities in connection with its current business. Prior to the sale of Travel in November of 1994, the Company expended certain funds on research in connection with Travel's juvenile car seat business, which the Company now treats as discontinued operations.

      Compliance with Environmental Laws

      The Company does not incur any material expenses related to compliance with environmental laws or regulations in the conduct of its business.

      Employees

      The Company has 72 full time and 2 part time employees at its Braintree facility. The Company employs 49 full time employees at its Memphis facility. The Company also engages the services of outside consultants and employs temporary employees for special projects and to meet short term staffing and production requirements. The Company believes its present employees are adequate to meet its current business requirements.

      Although the Company has a sales force consisting of approximately 8 employees, Mark A. Hanson, the President, CEO and a Director of the Company has been responsible for in excess of approximately 8% of the dollar volume of sales of the Company in 1996 and 28% in 1995. In addition, the majority of the Products purchased by the Company are purchased by Mark A. Hanson and the Company's ability to purchase Products effectively is largely dependent upon relationships developed and maintained by Mark A. Hanson. The Company has a five year employment contract signed in February 1995 with Mr. Hanson which contains substantial non-compete provisions, however, the loss of Mr. Hanson would, in the opinion of the Company, significantly adversely impact the Company's profitability. The Company currently maintains $4,000,000 in key man life insurance on the life of Mr. Hanson.

Item 2.  Description of Property

      The Company's principal offices are located at 1515 Washington Street, Braintree, Massachusetts (1) which are leased from December 27, 1995 through December 26, 2005 at an annual rental of $212,382.50 in equal monthly installments of $17,698.54 per month plus escalations for the first full year. Annual rental for the second through tenth year of the lease term increases as follows:

      Year    Annual rent    Monthly rent
      ----    -----------    ------------

      2       $274,166.50    $22,847.21
      3       $312,781.50    $26,065.13
      4       $328,227.50    $27,352.29
      5-6     $339,812.00    $28,317.67
      7-8     $355,258.00    $29,604.83
      9-10    $370,704.00    $30,892.00

--------------------
<F1>  The leased premises consist of a building floor area of approximately
      77,320 square feet, of which approximately 14,000 square feet is office space and the remaining 63,000 square feet consists of warehouse and loading dock area.  The warehouse has a separate mezzanine area which provides an additional usable area of approximately 29,000 square feet and which is accessible by a lift providing the ability to move and store pallets of inventory and materials in the additional mezzanine area.

      During 1996 the Company entered into leases for additional office, warehouse and reconditioning center space in Tennessee and California. In 1997 the lease in California was terminated. The Tennessee facility remains in operation.

      The Company believes its current facilities are adequate for its current level of operations and foreseeable needs.

Item 3.  Legal Proceedings

      The Company has filed an action in the United States District Court against a supplier of computer products, Jabil Circuit, Inc. for breach of contract and related damages. The action is entitled Datatrend, Inc. v. Jabil Circuit, Inc.(Civil Action No. 95-11764DPW). The Company is seeking damages in excess of one half million dollars. Jabil Circuit, Inc. has filed a counterclaim against the Company alleging breach of contract, quantum meruit and unjust enrichment, seeking damages in excess of 2 million dollars, plus interest and costs.

      The Company has also notified the Purchaser of Travel that it has terminated its rights pursuant to the License Agreement as a result of Purchaser's failure to make required payments pursuant to the Note and the License Agreement, for its failure to properly maintain the patents pursuant to the terms of the License Agreement, and other related defaults. The Company is in the process of commencing appropriate legal proceedings against Purchaser to collect sums due and enforce the Company's rights under the patents, the Note, the License Agreement.

      The Company has been named as a defendent in a civil action entitled Tredex California, Inc. v. Randy Hurtado, et al. Tredex California, Inc. is seeking damages in excess of $1,750,000. The Company believes it will not be materially affected by the outcome of this lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders

      During 1996 the Company did not submit any items for a shareholder vote. On November 14, 1995, the Company held an annual Meeting at its offices in Westwood, Massachusetts. At the annual meeting, the Company submitted the following proposals to a vote of Security Holders.

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

      Proposal for Ratification of Appointment of Richard A. Eisner & Company, LLP, independent certified public accountants, as auditors for the Company for the fiscal year ending December 31,1995.

      FOR:  4,421,314    AGAINST:   14,385    ABSTAIN:  11,350



                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

      The following table sets forth the high and low closing bid and asked quotations for the Company's Common Stock during recent fiscal quarters. These quotations have been reported by the National Association of Securities Dealers, Inc. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

      1995                    High    Low
      ----                    ----    ---

      Jan 1 through Mar 31    1.75     .81
      Apr 1 through Jun 30    3.50    1.50
      Jul 1 through Sep 30    5.69    2.50
      Oct 1 through Dec 31    3.31    1.63

      1996
      ----

      Jan 1 through Mar 31    4.50    2.75
      Apr 1 through Jun 30    5.56    3.31
      Jul 1 through Sep 30    5.50    3.75
      Oct 1 through Dec 31    5.88    3.88


      The Company has not paid a cash dividend on its Common Stock. The Company does not contemplate paying any dividends in the near future.

      As of April 9, 1997, there were 134 holders of record of the Company's Common Stock. Such number of record owners does not include beneficial owners of the Company's Common Stock which shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others or in nominee names exceeds 1300 in number.

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations

      Liquidity and Capital Reserves

      The Company's liquidity and capital reserves are severely impaired as of December 31, 1996. The Company's current liabilities ($7,010,984) exceed its current assets ($6,296,359) by $714,625 at December 31, 1996, resulting in a current ratio of .9 to 1. In comparison the current ratio at December 31, 1995 was 1.26 to 1. This change is directly related to the Company's current year operating losses, which has eliminated all of the Company's equity and has forced the Company to rely on short term financing to meet its day to day cash needs.

      The Company has no long term debt at this time. The only source of third party financing is from a commercial finance company that will provide funds for certain inventory purchases up to $2,000,000. Any funds advanced under this facility must be repaid within 60 days of the funding.

      The Company's capital reserves have decreased from $2,767,848 to a capital deficiency of ($95,954) as of December 31, 1996, due primarily to the loss from operations. Management believes that it must raise additional capital to meet the current and future needs of the business and is reviewing its options for raising additional equity to secure an adequate level of capital reserves. As of this time there can be no assurance that the additional capital can be raised. If the capital can not be raised, management is uncertain that the Company will be able to continue as a going concern.

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

      Substantially all of the Company's assets are included in inventory and accounts receivable. Inventory values are $2,234,000 and $6,092,000, at December 31, 1996 and December 31, 1995, respectively. This represents a decrease of $3,858,000, or 63% during 1996. This decrease is due primarily to the lack of working capital and substantial declines in the market values of computer components in the fourth quarter of 1996. Accounts receivable were $3,026,000 at December 31, 1996 and $4,297,000 at December 31, 1995, decreasing
$1,271,000, or 30%. The decrease was the result of the reduction of working capital and the significant additions to the reserves for uncollectable accounts. Other current assets, including advances to vendors, decreased $996,000 to $298,000 at December 31, 1996 from $1,294,000 at December 31, 1995.
This decrease is primarily due to the reduction in advances to vendors as a result of the receipt of the associated inventory.

      Accounts payable at December 31, 1996 and December 31, 1995 were $4,712,000 and $6,873,000, a decrease of $2,161,000, or 31%. The reduction in accounts payable includes almost $3,600,000 in accounts payable to one vendor that was converted into a one year note payable in April of 1996. Exclusive of the note conversion accounts payable increased during the period.

      The Company has paid off $4,788,000 in notes payable during 1996. At December 31, 1995, the Company had a short term note payable in the amount of $1,137,500 to an individual and $1,000,000 to a bank from the revolving credit agreement. These notes were repaid in full during 1996. In addition the Company has paid approximately $2,650,000 to the vendor whose accounts payable was converted to a note payable.

      Revenues, including product sales and service revenue, for the year ended December 31, 1996 and 1995 respectively were $39,425,000 and $29,300,000. This represents an increase in revenues of $10,125,000 or 35%. This increase was due in part to a significant increase of approximately $4,335,000 in service revenue recognized by the Company during 1996, as discussed below. The additional increase in sales was due to increased volume of product sales to a variety of customers.

      In 1996, the Company earned $4,895,000 in service revenue, refurbishing the inventory of other manufacturers. The Company earned $560,000 in service revenue for the fiscal year 1995. The service component of the Company's activities results in higher margins for the same level of revenue activity, or, conversely, requires less revenues to earn margins equivalent to an inventory sale.

      For the years ended December 31, 1996 and 1995, cost of sales were $32,208,000 and $23,909,000 an increase of $8,899,000, or 37%. The resulting gross profits on product sales were $2,322,000, or 6.7% of product sales for 1996, and $4,830,000, or 16.8% of product sales for 1995. During the fourth quarter of 1996 the Company had significant losses in the sales value of its inventory. A total of $1,600,000 was added to the cost of goods sold in the fourth quarter to account for the devaluation and obsolescence of inventory. Market conditions for computer equipment were impacted in the fourth quarter of 1996 by the major manufacturers announcement of enhanced options and features that would be available in early 1997 leading to a slower than expected sales volume for holiday season and a reduction in the market values of inventory on hand caused by the announcement of the new and enhanced technology.

      Operating expenses for 1996 and 1995 were $9,863,000 and $5,032,000 respectively. The increase of $4,831,000, or 96% was a result of two major factors. First, the Company engaged in increased activity in refurbishing its purchased inventory. This activity requires increased personnel levels, as well as a greater level of equipment and supplies. Second, the Company's aforementioned increased service business and related activities result in additional expenses, primarily for increased labor and facilities to perform service related functions.

      The Company's current operations have resulted in a loss of approximately ($2,864,000), or ($.61) per share, as compared to a net profit of $243,000 or $.05 per share for 1995. This is a decrease in profits of $3,107,000, or ($.66) per share. Management attributes this decrease to significant operating costs, including the $1,600,000 of inventory costs discussed above and the $1,000,000 increase in bad debt reserves discussed below.

      A significant factor in the loss presented, is Management's increases in its allowances for doubtful accounts. During 1996 $1,057,000 was added to the allowance. Management's decision to increase the allowance was related to changes in payment histories of several large customers and additional information supplied by these customers regarding their financial position and ability to meet future payments schedules.

Item 7.  Financial Statements

      The Financial Statements of the Company are contained in this report beginning at Page F-2.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not Applicable



                                  Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.

Officers and Directors

      The officers and directors of the Company are as follows.

      Name              Age     Capacity
      ----              ---     --------

      Mark A. Hanson    (41)    President, Chief Executive Officer and Director
      Yitz Grossman     (42)    Secretary and Director
      Robin Azar        (37)    Director
      Martin Chopp      (44)    Director
      Kevin Donovan     (32)    Director and Assistant Secretary


      The directors serve for a term of one year or until their successors are duly elected and qualified. There are no standing audit, nominating or other committees of the Board of Directors. There are no arrangements as to compensation of its members in such capacity. Officers serve at the pleasure of he Board of Directors. Kevin Donovan is Mr. Hanson's brother-in-law and Ms. Azar is Mr. Hanson's sister. There are no other family relationships among directors of executive officers.

      Mr. Hanson also serves as President, Chief Executive Officer, Treasurer and a director of DTI. Mr. Donovan is Secretary and a director of DTI. Ms. Azar is a director of DTI.

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

      Yitz Grossman was elected as Secretary and a director of the Company, in February 1993. Mr. Grossman has acted as a business consultant to the Company since March 1992. In July 1984, Mr. Grossman formed Target Capital Corporation, a New York privately-held corporation engaged in financial consulting and has been the Chairman and President of that corporation since that time. Mr Grossman is a director of Water-Jel Technologies, Inc., a publicly held company involved in producing a line of fire blankets and burn dressings, and Mark Solutions, Inc., a publicly held business which manufactures modular prison cells.

      Martin Chopp was appointed to the Board of Directors in April 1997. Mr. Chopp was previously the Chief Executive Officer, President, Chief Financial Officer and Treasurer of Babystar Inc. He resigned in February 1995 as part of the merger with Datatrend, Inc.

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

      Robin Azar was elected as a director to the Company and its wholly owned subsidiary Datatrend, Inc. in July of 1996. Ms. Azar is the director of Executive Programs Development of CIO Communications, a leading publisher in the high technology sector. She has twenty years experience in strategic marketing and information technology systems. Ms. Azar is Mr. Hansons sister.

Item 10. Executive Compensation

      The following table sets forth information with respect to compensation paid by the Company for services to the Company during the three fiscal years ended December 31, 1996 of the Company's Chief Executive Officer and its other officers receiving compensation in excess of $100,000 per year. Information for Messrs. Hanson and Moskowitz for 1994 reflects compensation received from DTI prior to its acquisition by the Company.
Mr. Hanson became President and Chief Executive Officer of the Company in February 1995.

                         Summary Compensation Table
                         --------------------------

                                                                  All Other
Name and Principal Position     Year    Salary         Bonus      Compensation
---------------------------     ----    ------         -----      ------------

Mark A. Hanson                  1996    $182,378
  President, Chief              1995    $173,019
  Executive Officer             1994    $125,167                  $   775
  and Director

Michael W. Moskowitz            1996    $      0
  Former CEO and                1995    $ 15,500
  Director                      1994    $125,167

Martin Chopp
  Director, Former President    1996    $      0
  and CEO                       1995    $216,000(3)               $15,592
                                1994    $208,000                  $30,765(2)

--------------------
<F2>  The Company paid premiums for life insurance policies on the life of
      Mr. Chopp.  Mr. Chopp was entitled to name the beneficiary on the policy on his life.

<F3>  Includes termination payment to Martin Chopp of $200,000 for early termination of his employment contract as of January 31, 1995.


      Mr Chopp resigned his position with the Company in February 1995 and received a $200,000 payment in termination of his employment contract which is included in the salaries figure above. Subsequent to his resignation, Mr. Chopp, as a principal of Sun Capital Company, also received fees in the amount of $15,592 as compensation for providing services with respect to the collection of sums due from Travel Safety Corp. These fees are included in All Other Compensation presented above.

      Prior to the merger with the Company on February 1, 1995, DTI elected treatment as a Subchapter S corporation for federal income tax purposes.
DTI paid Mr. Hanson (45% shareholder) and Mr. Moskowitz (45% shareholder),
Mr. Bulman (5% shareholder) and Mr. Steven Kaplan (5% shareholder) distributions for the tax year ended 1993 in an amount equal to approximately 45.6% of the Subchapter S earnings of DTI reportable on their personal income tax returns based upon their respective stock ownership. Pursuant to the Agreement (as hereinafter defined), the Company paid Mr. Hanson and Mr. Bulman a distribution for the tax year ending December 31, 1994 totaling $125,000 for payment of their personal income tax liability for Subchapter S earnings reportable on their personal income tax returns. Mr. Moskowitz is not entitled to any such distribution and Mr. Kaplan received a distribution for the year ended December 31,1994 on January 31, 1995.

      The aggregate amount of personal benefits, including personal use of two automobiles provided to officers and used primarily for business purposes, cannot be specifically or precisely ascertained and do not, in any event, exceed $50,000 or 10% of compensation as to any person .

      The Company offers health insurance to its employees. At the present time, the Company has established a 401(k) savings plan for its employees and does not have any other retirement, pension, profit-sharing, or other similar programs or benefits.

      During 1996 the Company issued stock options to Mr. Hanson (75,000), Mr. Grossman (75,000), Mr. Donovan (75,000), Mr. Haase (75,000), Mr. Bulman (56,250) and Ms. Azar (12,500) for services rendered by the Board of Directors. These options are exercisable at $4.75 and are available until June, 2006.

      The Company has no pension or long term incentive plans other than the 401(k) savings plan referenced above.

      The following table sets forth information with respect to the number and value of unexercised options held by the above mentioned officers at the end of 1996. There were no stock options exercised by the named officers during the fiscal year. The Company has not granted any stock appreciation rights.


                     Aggregated Option Exercises in Last
                     -----------------------------------
                Fiscal Year and Fiscal Year End Option Values
                ---------------------------------------------

                                                Value of Unexercised
                       Number of Unexercised    In the Money Options
                        Options at 12/31/96         at 12/31/96
                       ---------------------    --------------------
      Name                Exercisable (#)         Exercisable ($)
      ----                ---------------         ---------------

Mark A. Hanson
  President and CEO            75,000                       0


      The Company has entered into an employment contract with Mark A. Hanson, dated January 1995 for a term of five years. Mr. Hanson is to serve as the President, Chief Executive Officer and a director of the Company.
Mr. Hanson is to receive an annual salary of $180,000 plus escalations. Mr. Hanson is also entitled to a Company provided vehicle, health insurance and other such benefits. Mr. Hanson's employment can be terminated by the Board of Directors if the Company does not meet certain after tax earnings goals specified in the employment agreement. Mr. Hanson may terminate the employment agreement should the Company's previous directors come to constitute a majority of the Board of Directors.

      The Company has entered into a consulting agreement with Target Capital Corp. dated January 1995 for a term of three years. The consulting agreement automatically renews for a term of an additional three years if Target Capital Corp. is able to assist the Company in raising certain specified amounts of equity capital over the initial three year term.
Target Capital Corp. Is wholly-owned by Mr. Grossman. Under this agreement, Target Capital is entitled to annual consulting fees in the amount of $100,000. The Company has issued to Mr. Grossman warrants to purchase an aggregate of 342,000 shares. In October 1994, the exercise price of 247,000 of these warrants was adjusted downwards from $3.26 to $0.62 per share and the exercise portion of the remaining 95,000 warrants was adjusted downwards form $0.79 to $0.62 per share. The expiration date was extended from December 31,1994 to December 31, 1997 on all 342,000 warrants.


Item 11. Security Ownership of Certain Beneficial Owners and Management.


      The following table sets forth information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than (5%) percent of the Company's outstanding Common Stock, each of the Company's officers and directors, and
(ii) all officers and directors of the Company as a group.


                 Security Ownership of Owners and Management
                 -------------------------------------------

Name and Address                 No. Of Shares    % of Total
----------------                 -------------    ----------

Mark A. Hanson                   1,155,000(4)     24.1%
1515 Washington Street
Braintree, MA. 02184

Yitz Grossman                      420,800(5)     8.8%
40 Fulton St.
New York, NY

Kevin Donovan                       75,000(4)     Less than 1%
One Elm Square
Andover, MA 01810

Robin Azar                          12,500(4)     Less than 1%
1515 Washington Street
Braintree, MA. 02184

Martin Chopp                           360(6)     Less than 1%
40 Fulton St.
New York, NY

All officers and Directors as    1,663,660        26.1%
a Group (5 persons)

--------------------
<F4>  Includes stock options discussed in Item 10, "Executive Compensation."
<F5>  Consists of 3,800 shares and currently exercisable warrants to purchase 342,000 shares and options to purchase 75,000 shares of common stock.  See "Item 10 - Executive Compensation.".
<F6>  Stock held in the name of related minor children.


Item 12. Certain Relationships and Related Transactions.

      Acquisition of DTI

      On February 1, 1995, the Company acquired DTI. Pursuant to the terms of the Agreement and Plan of Merger dated January 31, 1995 (the "Agreement"), in exchange for the merger, the holders of DTI stock received 1,200,000 shares of the Company's Common Stock as well as the right to receive an aggregate of 1,200,000 additional shares if certain earnings tests are met over a period of approximately two years. The Company also contributed $2,100,000 to DTI, of which $1,209,160 was paid to two DTI shareholders immediately prior to the consummation of the Agreement for their DTI stock and to discharge DTI's indebtedness to them. The consideration paid by the Company was determined by arm's length negotiations with DTI's shareholders. The cash portion of the consideration was funded out of working capital. Prior to this transaction, there existed no affiliation between the Company and DTI or any of their respective officers and directors.

      The Company received an opinion from A.S. Goldmen & Co., independent investment bankers, that the amount of stock issued as consideration in the merger is fair to the Company and its shareholders from a financial point of view.

      The Agreement provides that the Board of Directors of the Company shall consist of five directors, three of which shall be nominated by DTI. Mark A. Hanson, the President of DTI, John G. Bulman and Kevin Donovan directors of DTI, have been elected as directors of the Company. The Company's prior management has the right to nominate two persons to the Board of Directors. Yitz Grossman continued to be a director and Werner Haase was elected as the second director, in March of 1997 Mr. Haase resigned and was replaced by Martin Chopp. In 1996 Mr. Bulman resigned and was replaced by Robin Azar.

      The by-laws of the Company were amended to require, for a period of four years, the affirmative vote of at least four directors for any stock issuances, option grants, certain mergers, acquisitions and dispositions, the incurrence of certain debt obligations, and transactions with affiliates.

      Sale of Wholly-Owned Subsidiary

      See "Item 1. - Description of Business - Sale of Travel Safety Children's Products, Inc." for a description of the sale of the Company's wholly-owned subsidiary to Travel Safety Corp. Travel Safety Corp.'s president, served as a consultant to the Company and was the inventor and designer of Travel's products.

      Yitz Grossman - Target Capital Corp.

      See "Item 10 - Executive Compensation" for a description of a consulting agreement between the Company and an affiliate of Mr. Yitz Grossman, who is an officer and director of the Company, and of certain warrants which have been issued to Mr. Grossman.

      Martin Chopp- Sun Capital Company

      Also under the Agreement, Martin Chopp has resigned as a director and officer of the Company in consideration of a severance payment of $200,000. The Company entered into a consulting agreement with the Sun Capital Company which has since been terminated according to its terms. Sun Capital Company is an entity of which Martin Chopp, the Company's former President and CEO is a principal. Under this Agreement, in consideration for services in connection with the collection of sums due from the Purchaser, Sun Capital Company received fees equal to fifteen percent (15%) of net sums collected pursuant to the Note and the License Agreement related to the Company's disposition of Travel.


Item 13.        Exhibits and reports on Form 8-K

      (a) Exhibits which are indicated as having been previously filed are incorporated herein by reference.

Exhibit No.     Description
-----------     -----------

3.1 Certification of Incorporation (incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2, No. 33-58196)

3.2 By-Laws (incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2, No. 33-58196)

10.1 Copy of the 1986 Employees' Stock Option Plan of the Company (filed as Exhibit 28.1 to the Company's form S-18 and incorporated herein by reference)

10.2            Copy of 1989 Non-Qualified Stock Option Plan (filed as
                Exhibit 10.6 to Company's Annual Report on Form 10-K of the fiscal year ended December 31, 1989 and incorporated herein by reference)

10.3 1993 Stock Option Plan (filed as Exhibit 10.4 with the Company's Registration Statement on Form SB-2, No. 33-58196 and incorporated herein by reference)

10.4 Form of indemnity agreements with directors (filed as Exhibit 10.5 with the Company's Registration Statement on Form SB-2, No. 33-58196 and incorporated herein by reference)

10.5 Stock Purchase Agreement dated as of November 17, 1994, by and among the Company, Travel Safety Children's Products, Inc. And Travel Safety Corp. (Incorporated by reference from the Company's report on 8-K filed December 1, 1994)

10.6 License Agreement dated as of November 17, 1994, by and among the Company, Travel Safety Children's Products, Inc. And Travel Safety Corp. (Incorporated by reference from the Company's report on 8-K filed December 1, 1994)

10.7 Promissory Note, dated as of November 17, 1994, by and among the Company, Travel Safety Children's Products, Inc. And Travel Safety Corp. (Incorporated by reference from the Company's report on 8-K filed December 1, 1994)

10.8 Agreement and Plan of Merger dated January 31, 1995, by and among the Company, DTI, BSI Acquisition Corporation and Mark Hanson (incorporated herein by reference from the Company's report on 8-K filed February 14, 1995)

10.9 Employment Agreement, dated January 31, 1995, by and among the Company and Mark Hanson (incorporated herein by reference from the Company's report on 8-K filed February 14, 1995)

10.10 Lease dated October 27, 1995, by and among the Company, DTI and Thomas J. Flatley d/b/a The Flatley Company (incorporated herein by reference from the Company's report on 10-KSB filed April 14, 1996)

21. Subsidiaries of the Company (incorporated herein by reference from the Company's report on 10-KSB filed April 14, 1996)

      (b)       Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.



                                 SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DataTrend Services, Inc.
-------------------------------------------------------------------------------


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



Date:  April 21, 1997
       ------------------------------------------------------------------------

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

Date:  April 21, 1997
       ------------------------------------------------------------------------

By                                     /s/ Robin Azar
       ------------------------------------------------------------------------
                                       Robin Azar, Director

Date:  April 21, 1997
       ------------------------------------------------------------------------

By                                     /s/ Kevin Donovan
       ------------------------------------------------------------------------
                                       Kevin Donovan,
                                       Asst. Secretary and Director

Date:  April 21, 1997
       ------------------------------------------------------------------------


REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
DataTrend Services, Inc.
Braintree, MA 02184

      We have audited the accompanying consolidated balance sheets of DataTrend Services, Inc. and subsidiary as of December 31, 1996 and December 31, 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years than ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of DataTrend Services, Inc. and subsidiary as at December 31, 1996 and December 31, 1995, and the consolidated results of their operations and their consolidated cash flows for the years than ended in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, at December 31, 1996, the Company had a working capital deficiency and a capital deficiency which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Richard A. Eisner & Company, LLP

Cambridge, Massachusetts
April 4, 1997



                   Datatrend Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                      As of December 31, 1996 and 1995


                                               1996            1995
                                               ----            ----

           ASSETS
           ------

Current Assets
  Cash                                      $  739,408     $   374,628
  Accounts Receivable, trade, net of
   allowance for doubtful accounts
   of $1,485,548 in 1996 and $428,950
   in 1995.                                  3,025,558       4,297,413
  Inventories (Note 2)                       2,233,564       6,092,711
  Advances to Vendors                                -         594,216
  Deferred Tax Asset (Note 3)                  100,000         100,000
  Other Current Assets                         197,829         499,543
                                            ----------     -----------
      Total Current  Assets                 $6,296,359     $11,958,511
                                            ----------     -----------

Property and Equipment, at cost (Note 2)
  Furniture and Fixtures                       175,946          85,211
  Warehouse Equipment                          354,532         181,130
  Leasehold Improvements                       173,881          35,033
  Computer Equipment                           104,739          30,393
                                            ----------     -----------
                                               809,098         331,767
  Accumulated Depreciation                    (291,617)       (128,464)
                                            ----------     -----------
      Property and Equipment, Net           $  517,481     $   203,303
                                            ----------     -----------
Other Assets                                $  145,190     $    68,134
                                            ----------     -----------
      Total Assets                          $6,959,030     $12,229,948
                                            ==========     ===========


See Accompanying Notes to the Financial Statements



                   Datatrend Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                      As of December 31, 1996 and 1995


                                                           1996           1995
                                                           ----           ----

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities
  Notes Payable, Financial Institution (Note 7)         $   920,496    $ 1,000,000
  Notes Payable, Other (Note 7)                             885,718      1,137,500
  Accounts Payable                                        4,711,559      6,873,465
  Accrued Expenses                                          466,069        410,496
  Capital Leases Short Term                                  27,142         40,639
                                                        -----------    -----------
      Total Current Liabilities                         $ 7,010,984    $ 9,462,100
                                                        -----------    -----------

Long Term  Liabilities
  Capital Leases (Note 10)                              $    44,000    $         0
                                                        -----------    -----------


Stockholders' Equity (Deficit)
  Common Stock, $.01 Par value; 30,000,000
   authorized, 4,712,795 shares issued and
   outstanding at December 31, 1996 and 1995            $    47,138    $    47,138
  Additional Paid in Capital                              2,343,606      2,343,606
  Retained Earnings (Accumulated Deficit)                (2,486,696)       377,104
                                                        -----------    -----------
      Total Stockholders' Equity (Deficit)              $   (95,954)   $ 2,767,848
                                                        -----------    -----------
Total Liabilities and Stockholders' Equity (Deficit)    $ 6,959,030    $12,229,948
                                                        ===========    ===========


See Accompanying Notes to the Financial Statements


                   Datatrend Services, Inc. and Subsidiary
                    Consolidated Statement of Operations
               For the years ended December 31, 1996 and 1995

                                                         1996           1995
                                                         ----           ----

Sales                                                 $34,529,381    $28,739,629
Cost of Sales, including inventory write
 down of approximately $1,600,000 in 1996 (Note 2)    $32,207,575    $23,909,156
                                                      -----------    -----------
Gross Profit                                          $ 2,321,806    $ 4,830,473
Service Revenue                                       $ 4,895,488    $   560,000
                                                      -----------    -----------
Total                                                 $ 7,217,294    $ 5,390,473
                                                      -----------    -----------

Operating Expenses                                    $ 9,862,276    $ 5,032,140
                                                      -----------    -----------
Operating Income (Loss)                               $(2,644,982)   $   358,333
                                                      -----------    -----------
Other Income and (Expense)
  Interest and Other Income                                74,349         33,597
  Interest Expense                                       (244,879)      (256,194)
                                                      -----------    -----------
      Total Other Income and (Expense)                $  (170,530)   $  (222,597)
                                                      -----------    -----------
Income (Loss) From Continuing Operations              $(2,815,512)   $   135,736
  Before Provision for Income Taxes

Provision for Income Taxes Expense(Benefit)
  Deferred Tax Benefit                                               $  (100,000)
  Income Tax Expense                                  $    48,290    $    46,580
                                                      -----------    -----------
      Total Income Tax Expense (Benefit)              $    48,290    $   (53,420)

Income (Loss) from Continuing Operations              $(2,863,802)   $   189,156
Income From Discontinued Operations                             -         54,043
                                                      -----------     ----------
Net Income (Loss)                                     $(2,863,802)    $  243,199
                                                      ===========     ==========

Weighted Average Number of Shares                       4,712,795      4,320,145

Earnings (Loss) Per Share
  Continuing Operations                               $     (0.61)    $     0.04
  Discontinued Operations                             $         -     $     0.01
                                                      -----------     ----------
      Net                                             $     (0.61)    $     0.05
                                                      ===========     ==========

See Accompanying Notes to the Financial Statements


                   Datatrend Services, Inc. and Subsidiary
          Consolidated Statement of Stockholders' Equity (Deficit)
               For the years ended December 31, 1996 and 1995


                                               Common Stock             APIC         Treasury     Retained Earnings   Total
                                               Shares        Par Value               Stock	(Accumulated Deficit)

Balance December 31, 1994                          1,000     $    10    $        -                $   725,244         $   725,254
                                               ----------------------------------------------------------------------------------

Distribution to S Corporation Shareholders                                                           (137,000)           (137,000)

Purchase of Treasury Stock                                                           $(210,000)             -                   -

Retirement of Treasury Stock                        (500)         (5)                  210,000       (210,000)           (210,005)

Termination of S Corporation Status                                        244,339                   (244,339)                  -

Business Acquisition                           3,512,295      35,133     2,099,267                                      2,134,400

Additional Shares issued in Connection with
 Merger                                        1,200,000      12,000                                                       12,000

Net income for the year ended December 31,
 1995                                                                                                 243,199             243,199
                                               ----------------------------------------------------------------------------------

Balance December 31, 1995                      4,712,795      47,138     2,343,606                $   377,104         $ 2,767,848
                                               ----------------------------------------------------------------------------------

Net (Loss) for the Year Ended December 31,
 1996                                          $       -     $     -                              $(2,863,802)        $(2,863,802)
                                               ----------------------------------------------------------------------------------

Balance December 31, 1996                      4,712,795     $47,138    $2,343,606                $(2,486,698)        $   (95,954)
                                               ==================================================================================


See Accompanying Notes to the Financial Statements



                   Datatrend Services, Inc. and Subsidiary
                    Consolidated Statement of Cash Flows
               For the years ended December 31, 1996 and 1995


                                                           1996            1995
                                                           ----            ----

Cash Flows from Operating Activities
  Net Income (Loss)                                    $(2,863,802)    $   243,199
  Adjustments to Net Income
    Add Depreciation and Amortization                      163,153          83,306
    Changes in operating assets and liabilities          7,456,753      (1,481,979)
                                                       -----------     -----------
      Cash Provided (Used) by Operations               $ 4,756,104     $(1,155,474)
                                                       -----------     -----------

Cash Flows from Investing Activities
  Acquisition of Property and Equipment                $  (402,336)    $  (202,308)
  Other Assets                                             (77,056)        (57,597)
                                                       -----------     -----------
       Cash Provided (Used) by Investing Activities    $  (479,392)    $  (259,905)
                                                       -----------     -----------

Cash Flows from Financing Activities
  Advances from Notes Payable                          $   920,496     $ 2,137,500
  Payments on Notes Payable                             (4,787,936)     (2,160,084)
  Distribution to S Corporation Shareholders                     -        (137,000)
  Purchase and Retirement of Treasury Stock                      -        (210,000)
  Proceeds From Business Merger                                  -       2,147,128
  Capital Lease Obligations                                (44,492)         10,448
                                                       -----------     -----------
      Cash Provided (Used) by Financing Activities     $(3,911,932)    $ 1,787,992
                                                       -----------     -----------
Net Increase in Cash                                   $   364,780     $   372,613
Cash, Beginning of the Period                          $   374,628     $     2,015
                                                       -----------     -----------
Cash, End of the Period                                $   739,408     $   374,628
                                                       ===========     ===========

Detail of changes in Operating Assets and Liabilities

  Accounts Receivable                                  $ 1,271,855     $(2,224,200)
  Inventory                                              4,453,363      (2,805,836)
  Other Current Assets                                     301,714        (700,127)
                                                       ---------------------------
                                                         6,026,932      (5,730,163)

  Accounts Payable                                       1,374,248       4,146,143
  Accrued Expenses                                          55,573         102,041
                                                       ---------------------------
                                                        1,429,821        4,248,184

  Net Change in Operating Assets and Liabilities        7,456,753       (1,481,979)

Additional disclosures of Cash Flow information
  Cash Paid During the Year for
    Interest                                              244,879          256,192
    Income Taxes                                           48,290           42,160



See Accompanying Notes to the Financial Statements

                           DATATREND SERVICES INC.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1995 & 1996


Note 1 - The Company

DataTrend Inc. was incorporated on April 26, 1993 and commenced operations on that date. Its principal business activities include the refurbishment, wholesale distribution and retail sale of new, refurbished and used computer hardware throughout the United States, Canada and Europe.

In January of 1995, DataTrend Inc., through a reverse acquisition, was merged with Babystar Inc. (now DataTrend Services, Inc.), a publicly traded company ("the Merger"). DataTrend Services, Inc. did not have any significant operations, other than those of its wholly owned subsidiary, DataTrend, Inc., during 1996.

In connection with the merger, certain former DataTrend Inc. shareholders received 1,200,000 shares of the Company's common stock. These shareholders had an additional right to receive up to an additional 1,200,000 shares if after tax earnings reach certain levels. The Company did not meet these levels and these rights have expired based upon the Company's after tax earnings for 1996.

      As of December 31, 1996 the Company had a working capital and capital reserve deficiency. Management believes that the current finances of the Company are inadequate to meet the current and future needs of the business and is reviewing its options for raising capital. As of this time there can be no assurances that the additional capital can be raised. If the capital can not be raised, management is uncertain that the Company will be able to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Inventories - Inventories, which consists primarily of computer hardware, are stated at lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. The Company maintains a reserve for inventory valuation, variances, and/or obsolescence. The Company purchases new, reconditioned and un-reconditioned inventory. Un-reconditioned inventory is typically reconditioned by the Company. On product covered by a manufacturers' warranty for which the Company is service authorized, the Company typically obtains reimbursement for warranty qualified repairs direct from the manufacturer. The Company typically obtains reimbursement for abused/missing parts and/or repairs which are not warranty eligible from the seller of the product. Such product is generally salable in its then current condition.

Property and Equipment - Property and equipment is stated at cost. For financial reporting, depreciation is computed using accelerated methods calculated to depreciate the cost of the assets over their estimated useful lives which are as follows:

      Assets                                  Years
      ------                                  -----

      Furniture and Fixtures                  3 - 7
      Computer Equipment                      3 - 5
      Leasehold Improvements                  2 - 10
      Warehouse Equipment                     5

Earnings per Share - Earnings per share for the years ended December 31, 1995 and 1996 are computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Stock Options - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has adopted the disclosure requirements of SFAS 123 during the Company's fiscal year ended December 31, 1996, but will account for its employee stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," as permitted under SFAS 123. (Note 12)

Revenue Recognition - The Company recognizes revenue when its products are shipped to its customers. Service revenue is recognized when services are provided to customers.

Note 3 - Income Taxes

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

In connection with the Merger, the S corporation status was terminated on January 31, 1995. Effective with the merger, the Company accounts for income taxes in accordance with Financial accounting Standard No. 109, "Accounting for Income Taxes." At December 31, 1995 and 1996, the company had no deferred tax liabilities and had the following net deferred tax assets:

                                          1996                1995
                                          ----                ----

Net operating loss carryforwards          $ 1,399,000         $ 1,277,000
Allowance for doubtful accounts               488,000             146,000
Inventory reserves                            573,000
Warranty reserve                               35,000              35,000
Other                                          16,000              10,000
                                          -----------         -----------

Total Deferred Tax Asset                  $ 2,511,000         $	1,468,000

Valuation Allowance                        (2,411,000)         (1,368,000)
                                          -----------         -----------

Net Deferred Tax Assets                   $   100,000         $   100,000
                                          -----------         -----------

The net operating loss carryforwards at December 31, 1996 total approximately $4,116,000 of which $1,484,000 expires in 2008, $2,539,000 expires in 2009 and $93,000 expires in 2011. As a result of a more than 50% change in ownership, as defined in section 382 of the Internal Revenue Code due to the public offering of the Company's common stock in June of 1993, utilization of net operating loss carryforwards of approximately $1,484,000, relating to the periods prior to the public offering, is limited to approximately $200,000 per annum, based on management's estimates. The Company has established a valuation allowance relating to its deferred tax assets based on its estimates of future utilization of the assets.

      The following table reconciles the tax provision per the accompanying statement of operations for 1996 with the expected provision obtained by applying statutory rates to the pretax income from continuing operations.


                                              1996            1995
                                              ----            ----

Pretax Income (Loss)                      $(2,815,000)      $135,000

Expected tax/benefit                         (957,000)        46,000

Adjustments due to:
  Permanent differences                                       55,000
  Non deductible expenses                       3,000         25,000
  State income taxes                          (41,000)        (46,000)
  Net increase in valuation reserve         1,043,000       (45,000)

Tax provision per financial statements
 (rounded)                                $    48,000       $(46,000)



      Non-deductible expenses in 1995 relate to costs incurred in connection with the Company's merger (Note 1). Permanent differences in 1995 relate to different requirements for presentation with respect to results of operations for the year ended December 31, 1995 for financial statement purposes and federal and state income tax purposes as a result of the Merger. For 1995 the financial statements reflect a full year of operations while federal and state income taxes only reflect activity from the date of the Merger to December 31, 1995.

Note 4 - Discontinued Operations

Babystar Inc. (now DataTrend Services Inc.) had been engaged in the business of marketing a child car seat through its wholly owned subsidiary, Travel Safety Children's Products, Inc. (Travel). On November 17, 1994, Babystar Inc. completed the sale of Travel to Travel Safety Corp., whose president served as a consultant to the Company and is the inventor and designer of Travel's Product. At the closing, Travel safety Corp. paid $136,000 to Babystar, Inc. and delivered to Babystar, Inc. a promissory note in the amount of $640,000 payable over 14 months commencing December 26, 1994. Miscellaneous items remaining from Babystar Inc.'s sale of Travel survive as a discontinued operations of the Company. The Company has fully reserved for the note receivable from Travel Safety Corp., although the Company has instituted legal proceedings against Travel Safety Corp. in connection with this matter. Net income from discontinued operations of Babystar Inc. for 1995 was $54,043 and there was no income or loss from discontinued operations during 1996.

Note 5 - Related Party Transactions

Concurrent with the Merger in 1995, the Company entered into a consulting agreement with Target Capital Corp., a company wholly owned by Mr. Yitz Grossman, a director of the Company. Under this agreement, which commenced in January, 1995, and expires in January 1998, Target Capital is entitled to annual consulting fees of $100,000. The Company has also issued warrants to Mr. Grossman to purchase an aggregate of 342,000 shares of the Company's common stock, at an exercise price of $0.62 per share. During 1996 the Company paid an additional $30,000 to Target Capital for consulting work not covered by the 1995 agreement.

Note 6 - Transactions with Significant Customers

During the year ended December 31, 1995, the Company's sales to its largest customer accounted for 10% of its total sales. Sales in 1996 to this same customer accounted for less than 5% of total sales. Revenues from Canon Computer Systems accounted for 62% of the Company's service revenue and 7.7% of the Company's total revenues during 1996. The Company does not have any long term service contract with Canon. No other customer accounted for more than 5% of the Company's total sales in 1995 or 1996.

Mark A. Hanson, President, CEO and Director of the Company has been responsible, through his sales efforts, for approximately 28% of the dollar volume of sales of the Company in 1995 and 8% in 1996.

Note 7 - Note Payable, Financial Institution

In June of 1995, the Company entered into a line of credit agreement with a bank, replacing a previous line of credit arrangement. At December 31, 1995, the Company was in the process of closing this line of credit and the line of credit was paid in full during 1996. Amounts outstanding on the line of credit are $1,000,000 and $0 at December 31, 1995 and 1996.

During 1996, the Company obtained alternative financing from a financial institution with a credit facility of up to $2,000,000. The line of credit is renewable annually and bears interest at a rate of prime plus 1% after thirty
(30) days. The amount outstanding on this line of credit is approximately $920,000 as of December 31, 1996.

Note 8 - Note  Payable, Other

At December 31, 1995, the Company has a short term note payable in the amount of $1,137,500. The note was repaid in full in January 1996. The Company converted approximately $3,600,000 of accounts payable into a term note payable in April 1996. This term note has been paid down to a balance of $885,000 at December 31, 1996 and was paid in full in April 1997.

Note 9 - Employment Agreements - Mark Hanson

The Company has five year employment contract with Mark A. Hanson, President, CEO and Director of the Company in the amount of $180,000 per year plus escalations, which expires in January, 2000.

Note 10 - Lease Commitments

In 1995, the Company leased office and warehouse space under an operating lease that was to expire in May of 1996. The total rent expense for those facilities amounted to $174,098 for 1995. The Company vacated these premises in January, 1996 in favor of more expansive premises to accommodate the Company's growth. The Company has not executed a formal lease termination agreement with its landlord. However, the company moved out early at the request of the landlord so the premises could be occupied by a new tenant. The Company does not expect to incur any significant liability as a result of the early termination of the lease. The lease expires in May 1996.

During 1995, the Company entered into an operating lease for a larger facility. The facility has been leased for the period of December 1995 through December, 2005. Annual rent for the first year of the lease, which is for only part of the facility, is $212,382 payable in monthly installments of $17,698. Annual and monthly rent for the second through the tenth year of the lease are as follows:

         Year               Annual Rent                Monthly Rent
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

During 1996, the Company entered into an operating lease for a second major facility in Memphis, Tennessee consisting of approximately 80,000 square feet. The facility has been leased for the period of April 1996 through April 1999. Annual rent for the first year of the lease is $243,000 payable in monthly installments of $20,250. Annual and monthly rent for the second through the tenth year of the lease are as follows:

         Year              Annual Rent                 Monthly Rent
         ----              -----------                 ------------

         2                 $243,000                    $20,250
         3                 $243,000                    $20,250
         4                 $ 81,000                    $20,250

The Company leases motor vehicles under operating lease agreements which have various expiration dates through 1999. Total rent expenses under the lease agreement amounted to $14,165 and $5,990 for the years ended December 31, 1995 and 1996 respectively.

At December 31, 1996, future minimal rental commitments under the motor vehicle leases are as follows:

            Year                                    Amount
            ----                                    ------

            1997                                    $7,188
            1998                                    $7,188
            1999                                    $1,198

The Company is the lessee of office and warehouse equipment under capital leases expiring at various times through 2001. The assets are depreciated over the lease terms or their estimated productive lives.

The following is a summary of property held under capital leases at December 31, 1995 and 1996:

                                          1995               1996
                                          ----               ----

      Warehouse Equipment                 $49,491            $ 85,296
      Furniture & Fixtures                $26,544            $ 65,734
                                          -------            --------

      Total                               $76,035            $151,030

      Less: Accumulated Depreciation      $44,799            $ 65,023
                                          -------            --------

      Net Value                           $31,236            $ 86,007
                                          -------            --------

At December 31, 1996 future minimum lease payments under capital lease payments are as follows:

      Year                                    Amount
      ----                                    ------

      1997                                    $32,976
      1998                                    $28,308
      1999                                    $ 5,180
      2000                                    $ 5,337
      2001                                    $   462
                                              -------

      Total minimum lease payments            $72,263

      Less amounts representing interest      $ 7,190
                                              -------

      Present value, minimum lease payments   $65,073
                                              -------

Note 11 - Contingencies

The Company has filed an action in United States District Court against a supplier of computer products, Jabil Circuit Inc. for breach of contract and related damages. The Company is seeking damages in excess of one half million dollars. Jabil Circuit Inc. has filed a counterclaim against the Company seeking damages in excess of 2 million dollars. The Company believes it will not be materially affected by the outcome of this law suit.

The Company has been named as a defendant in a civil action entitled Tredex California, Inc. v. Randy Hurtaad et al. Tredex California, Inc is seeking damages in excess of $1,750,000. The Company believes it will not be materially affected by this law suit.

Note 12 - Capitalization

Stock Options

The Company has three stock option plans, a 1986, a 1989, and a 1993 plan. Under these plans a maximum of 95,000, 95,000 and 500,000 options to purchase shares, respectively, may be granted at prices not less than 100% of the fair market value at the date of the option grant.

There were no stock options outstanding at December 31, 1994 and there was no stock option activity during 1995. During 1996, options to purchase 496,900 shares of common stock were granted at exercise prices ranging from $2.93 to $4.75 with a weighted average exercise price of $4.46 per share, all of which were exercisable at December 31, 1996. These options have a remaining weighted average contractual life of approximately nine and one half years.

At December 31, 1996 options to purchase 421,850 shares were available for grant under the 1993 plan and options to purchase 95,000 shares were available for grant under the 1989 plan.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Option No. 25 and related interpretations in accounting for its plans. There was no compensation expense recognized in 1996 or 1995. The weighted average grant date fair value of the options was $1.43 per share. If the Company had elected to recognize compensation cost for the plans, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amounts indicated below:


                               Year ended December 31, 1996
                               ----------------------------

Net loss         As reported           $(2,863,802)
                 Pro forma             $(3,573,028)

Loss per share   As reported           $      (.61)
                 Pro forma             $      (.76)


The fair value of the Company's stock options used to compute pro forma net loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1996 and 1995: dividend yield of 2.5% expected volatility of 30% a risk free interest rate of 5.25% and an expected holding period of nine and one-half years.

Warrants

The Company also has warrants outstanding to purchase 4,762,100 shares of common stock, at prices between $.5625 and $4.69 per share, at a weighted average exercise price of $3.02 per share and with expiration dates between July, 1997 and June 1998.