Form 10-Q
period 1997-03-31
BABYSTAR INC
filed 1997-05-15
CIK 806842

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.
                                  Form 10-Q
                                  (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997
                               --------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number  0-15929
                        -------


                          DATATREND SERVICES, INC.
-----------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)


               DELAWARE                               11-2726109
-----------------------------------------------------------------------------
    (State or other Jurisdiction of                (I.R.S. Employer
    Incorporation or Organization)              Identification Number)


                 1515 Washington Street, Braintree, MA 02184
-----------------------------------------------------------------------------
                  (Address of Principal Executive Offices)


                               (617) 691-1200
-----------------------------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)


-----------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                        if changed Since Last Report)

Check whether the issuer: (1) filed all required reports to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days,

                          Yes  [X]       No  [ ]

                   APPLICABLE ONLY TO ISSUERS INVOLVED IN
                      BANKRUPTCY PROCEEDINGS DURING THE
                            PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan.

                          Yes  [ ]       No  [ ]


                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the last practical date: Common Stock, $0.01 par value 4,712,795 shares at April 30, 1997.




                         FORM 10 Q QUARTERLY REPORT
                   DATATREND SERVICES, INC. AND SUBSIDIARY

                                    INDEX


                                                                                     Page

Part I:  Financial Information

Item 1.

         Consolidated Balance Sheet - March 31, 1997 and December 31, 1996             2

         Consolidated Statement of Operations - Three Months Ended March 31, 1997
         and March 31, 1996                                                            4

         Consolidated Statement of Stockholders' Equity                                5

         Consolidated Statement of Cash Flows - Three Months Ended March 31, 1997
         and March 31, 1996                                                            6

         Notes to the Financial Statements                                             7


Item 2.

         Management Discussion and Analysis of Financial Condition and Results
         of Operations                                                                 9


Part II  Other Information

         Items 1-6                                                                    11

Signatures                                                                            11


                   Datatrend Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                                  Unaudited
                 As of March 31, 1997 and December 31, 1996


                                                                      1997            1996
                                                                   -----------     -----------

ASSETS
------

Current Assets
  Cash and Cash equivalents                                        $   447,962     $   739,408
  Accounts Receivable, trade, net of allowance for doubtful
   accounts of $1,386,857 in 1997 and $1,485,548 in 1996             3,637,485       3,025,558
  Inventories                                                        4,176,490       2,233,564
  Deferred Tax Asset                                                   100,000         100,000
  Other Current Assets                                                 299,011         197,829
                                                                   ---------------------------
      Total Current Assets                                         $ 8,660,948     $ 6,296,359
                                                                   ---------------------------

Property and Equipment, at Cost
  Furniture and Fixtures                                               172,982         175,946
  Warehouse Equipment                                                  346,846         354,532
  Leasehold Improvements                                               188,126         173,881
  Computer Equipment                                                   124,457         104,739
                                                                   ---------------------------
                                                                   $   832,411     $   809,098

Accumulated Depreciation                                              (330,585)       (291,617)
                                                                   ---------------------------
      Property and Equipment, Net                                  $   501,826     $   517,481
                                                                   ---------------------------

Other Assets                                                       $    72,487     $   145,190
                                                                   ---------------------------

      Total Assets                                                 $ 9,235,261     $ 6,959,030
                                                                   ===========================


See Accompanying Notes to the Financial Statements



                   Datatrend Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                                  Unaudited
                 As of March 31, 1997 and December 31, 1996


                                                                      1997            1996
                                                                   -----------     -----------

Liabilities and Stockholders' (Deficit)
---------------------------------------

Current Liabilities
  Notes Payable, Financial Institutions                            $   215,882     $   920,496
  Notes Payable, Others                                                     --         885,718
  Accounts Payable                                                   9,150,513       4,711,559
  Accrued Expenses                                                     512,856         466,069
  Capital Leases, Short Term                                            27,142          27,142
                                                                   ---------------------------
      Total Current Liabilities                                    $ 9,906,393     $ 7,010,984
                                                                   ---------------------------

Long Term  Liabilities
  Capital Leases                                                        37,000          44,000
                                                                   ---------------------------


Stockholders'  (Deficit)
  Common Stock
  $.01 Par value; 30,000,000 shares authorized, 4,715,795 shares issued and outstanding at March 31, 1997 and December 31, 1996
   respectively                                                    $    47,138     $    47,138
  Additional Paid in Capital                                         2,343,606       2,343,606
  (Accumulated Deficit)                                             (3,098,876)     (2,486,698)
                                                                   ---------------------------
      Total (Deficit)                                              $  (708,132)    $   (95,954)
                                                                   ---------------------------

Total Liabilities and Stockholders' (Deficit)                      $ 9,235,261     $ 6,959,030
                                                                   ===========================


See Accompanying Notes to the Financial Statements



                   Datatrend Services, Inc. and Subsidiary
                    Consolidated Statements of Operations
                                  Unaudited


                                                            Three Months Ended
                                                    ---------------------------------
                                                    March 31, 1997     March 31, 1996
                                                    --------------     --------------

Sales                                                $ 8,554,367        $ 7,110,620
Cost of Sales                                        $ 8,050,611        $ 5,516,533
                                                     ------------------------------
Gross Profit                                         $   503,756        $ 1,594,087
Service Revenue                                      $ 1,103,387        $ 1,005,068
                                                     ------------------------------
Total                                                $ 1,607,143        $ 2,599,155
                                                     ------------------------------

Operating Expenses                                   $ 2,205,339        $ 2,018,230
                                                     ------------------------------
Operating Income (Loss)                              $  (598,196)       $   580,925
                                                     ------------------------------
Other Income and (Expense)
  Interest and Other Income                                7,816              2,216
  Interest Expense                                       (21,798)           (34,074)
                                                     ------------------------------
      Total Other Income and (Expense)               $   (13,982)       $   (31,858)
                                                     ------------------------------
Income (Loss) From Continuing Operations             $  (612,178)       $   549,067
  Before Provision for Income Taxes

Income Tax Expense

  Income Tax Expense                                 $        --        $    52,750
                                                     ------------------------------
                                                     $        --        $    52,750

Net Income (Loss)                                    $  (612,178)       $   496,317
                                                     ==============================

Weighted Average Number of Shares                      4,712,795          4,712,795

Earnings (Loss) Per Share                            $     (0.13)       $      0.11
                                                     ------------------------------
      Net                                            $     (0.13)       $      0.11
                                                     ==============================


See Accompanying Notes to the Financial Statements



                   Datatrend Services, Inc. and Subsidiary
              Consolidated Statement of Stockholders' (Deficit)
                                  Unaudited

                      Three Months Ended March 31, 1997


                                                      Common Stock
                                                 ----------------------     Paid In     Accumulated
                                                  Shares      Par Value     Capital       Deficit        Total
                                                 ---------    ---------    ---------    -----------    ---------

Balance December 31, 1996                        4,712,795      47,138     2,343,606    (2,486,698)     (95,954)

Net Loss for the Period Ended March 31, 1997                        --            --      (612,178)    (612,178)

                                                 ---------------------------------------------------------------
Balance March 31, 1997                           4,712,795      47,138     2,343,606    (3,098,876)    (708,132)
                                                 ===============================================================


See Accompanying Notes to the Financial Statements



                   Datatrend Services, Inc. and Subsidiary
                    Consolidated Statement of Cash Flows
                                  Unaudited


                                                        Three Months Ended March 31
                                                       -----------------------------
                                                           1997             1996
                                                       -------------    ------------

Cash Flows from Operating Activities
  Net Income (Loss)                                    $   (612,178)    $    496,317
  Adjustments to Net Income
    Add Depreciation and Amortization                        38,968           18,757
    Changes in Operating Assets and Liabilities           1,829,706        1,589,540
                                                       -----------------------------
      Cash Provided (Used) by Operations               $  1,256,496     $  2,104,614
                                                       -----------------------------

Cash Flows from Investing Activities
  Acquisition of Property and Equipment                $    (23,313)    $   (191,748)
  Other Assets                                               72,703            5,225
                                                       -----------------------------
      Cash Provided (Used) by Investing Activities     $     49,390     $   (186,523)
                                                       -----------------------------

Cash Flows from Financing Activities
  Payments on Notes Payable                              (1,590,332)      (1,889,778)
  Capital Lease Obligations                                  (7,000)          73,869
                                                       -----------------------------
      Cash Provided (Used) by Financing Activities     $ (1,597,332)    $ (1,815,909)
                                                       -----------------------------
Net Increase (Decrease) in Cash                        $   (291,446)    $    102,182
Cash, Beginning of the Period                          $    739,408     $    374,628
                                                       -----------------------------
Cash, End of the Period                                $    447,962     $    476,810
                                                       =============================


See Accompanying Notes to the Financial Statements



                   DATATREND SERVICES, INC. AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED MARCH 31, 1997


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

In January of 1995, Datatrend, Inc., through a reverse acquisition, was merged with Babystar, Inc., a publicly traded company ("the Merger"). Babystar, Inc. no longer has any operations. In November 1995, the combined entity changed its name to Datatrend Services, Inc. References to "the Company" shall apply to Datatrend Services Inc. Datatrend, Inc. survives as the wholly owned and sole operating subsidiary of the Company.

In connection with the Merger, certain former Datatrend, Inc. shareholders received 1,200,000 shares of the Company's common stock.

The Company also has 4,762,100 stock warrants outstanding, which have exercise prices between $.5625 and $4.69 per share, with expiration dates between July, 1997 and June 1998.
In addition, the Company has 586,350 stock options outstanding, which have exercise prices between $2.93 and $5.25 and expiration dates between June 2006 and January 2007.

As of March 31, 1997 and December 31, 1996 the Company has a working capital deficiency and a capital reserve deficiency. Management believes that the current finances of the Company are not adequate to meet the current and future needs of the business and is reviewing its options for raising capital. As of this time there can be no assurances that additional capital can be raised. If the required capital can not be raised management is uncertain that the Company will be able to continue as a going concern.


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

The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with financial statements and related notes included in the Company's annual report on form 10-KSB for the year ended December 31, 1996.

Revenue Recognition - The Company recognizes revenue when its products are shipped to its customers. Service revenue is recognized when services are provided to customers.


Note 3 - Notes Payable
----------------------

Effective April 5, 1996, the Company converted $3,536,154 of trade accounts payable into term notes payable. At March 31, 1997 this note has been paid in full. In April of 1996, the Company obtained a $2,000,000 floor plan line of credit to finance the purchase of inventory. At March 31, 1997 the Company owed $215,882 on this note.


Note 4 - Contingencies
----------------------

In April of 1997 the Company received notification from NASDAQ that it was not in compliance with the minimum equity standards to remained listed on the Small Cap Market. The Company is responding to notification and has asked for additional time to raise its equity above the required minimum. There can be no assurance that the Company will be able to regain compliance with the standards for maintaining its NASDAQ listing.

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

The Company has been named as a defendant in a civil action entitled Tredex California, Inc. Vs. Randy Hurtado et al. Tredex California, Inc. is seeking damages in excess of $1,750,000. The Company believes that it will not be materially affected by this lawsuit.



                   DATATREND SERVICES, INC. AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Reserves
------------------------------

The Company's liquidity and capital reserves are severely impaired as of March 31, 1997. The Company's current liabilities ($9,906,393) exceeds its current assets ($8,660,948) by $1,245,445 at March 31, 1997 resulting a current ratio of .9 to 1. The Company had a similar current ratio at December 31, 1996.

The Company has no long term debt at this time. The only source of third party financing is from a commercial finance company that will provide funds for certain inventory purchases up to $2,000,000. Any funds advanced under this facility must be repaid within sixty days of the funding.

The Company's accumulated deficit has increased to ($708,132) at March 31, 1997 from ($95,954) at December 31, 1996. Management believes that it must raise additional capital to meet the current and future needs of the business and is reviewing its options for raising additional equity to secure an adequate level of capital reserves. As of this time there can be no assurance that the additional capital can be raised. If the capital can not be raised, management is uncertain that the Company will continue as a going concern.


Results of Operations
---------------------

Effective February 1, 1995, the Company acquired all of the capital stock of Datatrend, Inc. ("DTI") by merging a wholly owned subsidiary of the Company into DTI. DTI is a Massachusetts corporation, newly formed and incorporated under the laws of the Commonwealth of Massachusetts in April 1993. DTI is engaged in the wholesale and retail distribution of new, used and refurbished computer hardware and components. Substantially all of the Company's business operations are currently conducted by its wholly owned subsidiary, DTI. For financial reporting purposes, the Merger of Babystar Inc. and DTI has been treated as if DTI acquired Babystar Inc. Any references to the Company made in this management discussion and in the accompanying financial statements shall apply to Datatrend Services Inc. DTI survives as the sole operating subsidiary of the Company.

Substantially all of the Company's assets are included in inventory and accounts receivable. Inventory values are $4,176,490 and $2,233,564 at March 31, 1997 and December 31, 1996, respectively. This represents an increase of $1,942,926, or 87% during the first quarter of 1997. This increase is due to several programs that began in the first quarter of 1997 with major manufacturers and retailers. These programs allow the Company to purchase from the manufacturer or retailer inventory on terms to be resold through employee purchase programs, mass merchants and other fulfillment programs. Accounts receivable were $3,637,485 at March 31, 1997 and $3,025,558 at December 31, 1996, increasing $611,927, or 20%.
The increase is the result of a sale to a mass merchant customer at the end of the quarter. Other current assets, including the Deferred Tax Asset, increased $101,182 to $399,011 at March 31, 1997 from $297,829 at December 31, 1996.

Accounts payable at March 31, 1997 and December 31, 1996 were $9,150,513 and $4,711,559, an increase of $4,438,954, or 94%. This increase in accounts payable is attributable to the manufacturer and retailer programs discussed above. Notes payable financial institutions decreased $704,614 (77%) to $215,882 from $920,496 at December 31, 1996. This note is used for short term financing of inventory purchases that must be paid down within sixty days of the purchase. The change in balances from December to March was made possible by the use of vendor terms to pay for the Company's purchases during the period. The vendor terms are advantageous to the Company as there is usually no finance charges associated with the these. Accrued expenses did not change materially from December 31, 1996 to March 31, 1997.

The Company has paid off $1,590,332 of notes payable during 1997.   At
December 31, 1996, the Company had a short term note payable in the amount of $920,496 to a finance company and $885,718 to a vendor. During the first quarter of 1997 the Company paid the vendor note in full and reduced the borrowings from the finance company to $215,882.

Revenues, including product sales and service revenue, for the three months ended March 31, 1997 and 1996 respectively were $9,657,754 and $8,115,688. This represents an increase in revenues of $1,542,066 or 19%. During the first quarter of 1997 the Company sold approximately $2,400,000 to one mass merchant customer. These sales represented a majority of the comparative increase.

In the first quarter of 1997, the Company earned $1,103,387 in service revenue, by refurbishing the inventory of other manufacturers and retailers and by other miscellaneous services. The Company earned $1,005,068 in service revenue in the first quarter of 1996.

For the three months ended March 31, 1997 and 1996, cost of product sales were $8,050,611 and $5,516,533 an increase of $2,534,078, or 46%. The resulting gross profits on product sales were $503,756 or 5.9% of product sales, in the first quarter of 1997, and $1,594,087 or 22% of product sales, for the same period in 1996. During the first quarter of 1997 the overall gross margin decreased significantly when compared to 1996. This decrease can be attributed to two programs that the Company is managing for manufacturers. One of these programs limits gross margin to 4% and the other program generates a fixed fee per sale.

Operating expenses for the first quarter of 1997 and 1996 were $2,205,339 and $2,018,230 respectively. The increase of $187,109, or 9% was primarily from costs associated with running the Memphis facility. During the first quarter of 1996 the Memphis operations were run out of a smaller facility with less personnel.

The Company's current operations have resulted in a loss in the first quarter of 1997 of ($612,178), or $(.13) per share, as compared to a profit during the same period in 1996 of $496,317 or $.11 per share. This is a decrease in profits of $1,108,495, or $.24 per share.
The change in profitably is directly related to the decrease in gross margin and additional operating expenses discussed above. In April of 1997 management has taken steps to reduce its operating expenses, including consolidating the warehouse and service facilities to the Memphis location, and reducing workforce costs.


Quantitative and Qualitative Discussions About Market Risk
----------------------------------------------------------

Not applicable.



                   DATATREND SERVICES, INC. AND SUBSIDIARY


Part II:   OTHER INFORMATION
----------------------------

Item 1.    Legal Proceedings
----------------------------

As previously reported the Company has filed an action in the United Stated District Court entitled Datatrend, Inc. v. Jabil Circuit, Inc.

The Company has been named as a defendant in a civil action entitled Tredex California, Inc. v. Randy Hurtado et al. Tredex California is seeking damages in excess of $1,750,000. The Company believes that it will not be materially affected by this lawsuit.


Item 2.    Changes in Securities
--------------------------------

None.


Item 3.    Defaults Upon Senior Securities
------------------------------------------

None.


Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

No matters were submitted to a vote of security holders during the first quarter of 1997.


Item 5.    Other Information
----------------------------

None.


Item 6.    Exhibits and Reports of Form 8-K
-------------------------------------------

No reports on form 8-K were field during the first quarter of 1997.



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


DATATREND SERVICES, INC.


/s/ Mark A. Hanson
----------------------------------------
    Mark A. Hanson
    President, Chief Executive Officer
     and Chief Accounting Officer