Form 10-Q
period 1997-06-30
BABYSTAR INC
filed 1997-08-14
CIK 806842

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                   Form 10-Q
                                  (Mark One)


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _________

Commission file number   0-15929
                        ---------


                           DATATREND SERVICES, INC.
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


              DELAWARE                                 11-2726109
-------------------------------------    --------------------------------------
   (State or other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)               Identification Number)


                  1515 Washington Street, Braintree, MA 02184
-------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)


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

                          Yes  [X]      No  [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the last practical date: Common Stock, $0.01 par value 4,712,795 shares at August 11, 1997.

                          FORM 10 Q QUARTERLY REPORT
                    DATATREND SERVICES, INC. AND SUBSIDIARY
                   -----------------------------------------

                                     INDEX
                                     -----


Part I:  Financial Information                                             Page

Item 1.

         Consolidated Balance Sheet - June 30, 1997 and December 31, 1996    2

         Consolidated Statement of Operations - Six Months Ended
         June 30, 1997 and June 30, 1996                                     4

         Consolidated Statement of Stockholders' Equity                      5

         Consolidated Statement of Cash Flows - Six Months Ended
         June 30, 1997 and June 30, 1996                                     6

         Notes to the Financial Statements                                   7


Item 2.

         Management Discussion and Analysis of Financial Condition
         and Results of Operations                                           9


Part II: Other Information

         Items 1-6                                                          11

Signatures                                                                  11

                    Datatrend Services, Inc. and Subsidiary
                          Consolidated Balance Sheets
                                   Unaudited
                   As of June 30, 1997 and December 31, 1996


                                                                        1997            1996
                                                                    ------------     -----------

Assets

Current Assets
  Cash and Cash equivalents                                         $    371,898     $   739,408
  Accounts Receivable, trade, net of allowance for doubtful
   accounts of $1,386,816 in 1997 and $1,485,548 in 1996               2,994,297       3,025,558
  Inventories                                                          6,087,217       2,233,564
  Deferred Tax Asset                                                     100,000         100,000
  Other Current Assets                                                   191,330         197,829
                                                                    ----------------------------
      Total Current  Assets                                         $  9,744,742     $ 6,296,359
                                                                    ----------------------------

Property and Equipment, at Cost
  Furniture and Fixtures                                                 175,946         175,946
  Warehouse Equipment                                                    354,532         354,532
  Leasehold Improvements                                                 183,771         173,881
  Computer Equipment                                                     137,408         104,739
                                                                    ----------------------------
                                                                    $    851,657     $   809,098

  Accumulated Depreciation                                              (382,396)       (291,617)

                                                                    ----------------------------
      Property and Equipment, Net                                   $    469,261     $   517,481
                                                                    ----------------------------

Other Assets                                                        $     69,949     $   145,190
                                                                    ----------------------------

      Total Assets                                                  $ 10,283,952     $ 6,959,030
                                                                    ============================


See Accompanying Notes to the Financial Statements

                    Datatrend Services, Inc. and Subsidiary
                          Consolidated Balance Sheets
                                   Unaudited
                   As of June 30, 1997 and December 31, 1996




                                                                        1997            1996
                                                                    ------------     -----------

Liabilities and Stockholders' (Deficit)

Current Liabilities
  Notes Payable, Financial Institutions                             $         --     $   920,496
  Notes Payable, Others                                                       --         885,718
  Accounts Payable                                                     1,275,018       4,711,559
  Accrued Expenses                                                       669,095         466,069
  Capital Leases, Short Term                                              27,142          27,142
                                                                    ----------------------------

      Total Current Liabilities                                     $ 11,971,255     $ 7,010,984
                                                                    ----------------------------
Long Term  Liabilities
  Capital Leases                                                          30,000          44,000
                                                                    ----------------------------


Stockholders' (Deficit)
  Common Stock
   $.01 Par value; 30,000,000 shares authorized, 4,715,795 shares issued and outstanding at June 30, 1997 and December 31, 1996
   respectively                                                     $     47,138     $    47,138
  Additional Paid in Capital                                           2,343,606       2,343,606
  (Accumulated Deficit)                                               (4,108,047)     (2,486,698)

                                                                    ----------------------------
      Total (Deficit)                                               $ (1,717,303)    $   (95,954)
                                                                    ----------------------------

Total Liabilities and Stockholders' (Deficit)                       $ 10,283,952     $ 6,959,030
                                                                    ============================



See Accompanying Notes to the Financial Statements

                    Datatrend Services, Inc. and Subsidiary
                     Consolidated Statements of Operations
                                   Unaudited


                                                                    Three Months Ended                  Six Months Ended
                                                              June 30, 1997    June 30, 1996     June 30, 1997    June 30, 1996
                                                              -------------    -------------     -------------    -------------

Sales                                                         $ 10,045,017     $ 10,559,839      $ 18,597,383     $ 17,670,457
Cost of Sales                                                 $  9,462,095     $  9,555,535      $ 17,512,705     $ 15,072,068
                                                              ----------------------------------------------------------------
Gross Profit                                                  $    582,922     $  1,004,304      $  1,084,678     $  2,598,389
Service Revenue                                               $    703,648     $  1,320,698      $  1,809,035     $  2,325,767
                                                              ----------------------------------------------------------------
      Total                                                   $  1,286,570     $  2,325,002      $  2,893,713     $  4,924,156
                                                              ----------------------------------------------------------------

Operating Expenses                                            $  2,302,054     $  2,024,556      $  4,508,097     $  4,042,786
                                                              ----------------------------------------------------------------
Operating Income (Loss)                                       $ (1,015,484)    $    300,446      $ (1,614,384)    $    881,370
                                                              ----------------------------------------------------------------
Other Income and (Expense)
  Interest and Other Income                                          6,313            6,436            14,129            8,652
  Interest Expense                                                      --          (55,276)          (21,094)         (89,350)
                                                              ----------------------------------------------------------------
      Total Other Income and (Expense)                        $      6,313     $    (48,840)     $     (6,965)    $    (80,698)
                                                              ----------------------------------------------------------------
Income (Loss) From Continuing Operations Before Provision
 for Income Taxes                                             $ (1,009,171)    $    251,606      $ (1,621,349)    $    800,672

Income Tax Expense (Benefit)

      Income Tax Expense                                      $         --     $     25,040      $         --     $     77,790
                                                              ----------------------------------------------------------------

Income (Loss) from Continuing Operations                      $ (1,009,171)    $    226,566      $ (1,621,349)    $    722,882
Income (Expenses) From Discontinued Operations                                           --
                                                              ----------------------------------------------------------------
Net Income (Loss)                                             $ (1,009,171)    $    226,566      $ (1,621,349)    $    722,882
                                                              ================================================================

Weighted Average Number of Shares                                4,712,795        4,712,795         4,712,795        4,712,795

Earnings (Loss) Per Share
  Continuing Operations                                       $      (0.21)    $       0.05     $      (0.34)     $       0.15
                                                              ----------------------------------------------------------------
      Net                                                     $      (0.21)    $       0.05      $      (0.34)    $       0.15
                                                              ================================================================



See Accompanying Notes to the Financial Statements

                    Datatrend Services, Inc. and Subsidiary
               Consolidated Statement of Stockholders' (Deficit)
                                   Unaudited

                       Six Months Ended June 30, 1997



                                                    Common Stock
                                               ----------------------    Paid In     Accumulated
                                                Shares     Par Value     Capital       Deficit         Total
                                               ---------   ----------   ---------    -----------    -----------

Balance December 31, 1996                      4,712,795     47,138     2,343,606    (2,486,698)       (95,954)

Net Loss for the Period Ended June 30, 1997                      --            --    (1,621,349)    (1,621,349)
                                               ---------------------------------------------------------------

Balance June 30, 1997                          4,712,795     47,138     2,343,606    (4,108,047)    (1,717,303)
                                               ===============================================================



See Accompanying Notes to the Financial Statements

                    Datatrend Services, Inc. and Subsidiary
                     Consolidated Statement of Cash Flows
                                   Unaudited

                          Six Months Ended June 30


                                                           1997         1996
                                                       -------------    ------------

Cash Flows from Operating Activities
  Net Income (Loss)                                    $ (1,621,349)    $    722,882
  Adjustments to Net Income
    Add Depreciation and Amortization                        90,779           58,846
    Changes in Operating Assets and Liabilities           2,950,592        3,054,195
                                                       -----------------------------
      Cash Provided (Used) by Operations               $  1,420,022     $  3,835,923
                                                       -----------------------------

Cash Flows from Investing Activities
  Acquisition of Property and Equipment                $    (42,559)    $   (274,590)
  Other Assets                                               75,241          (14,956)
                                                       -----------------------------
      Cash Provided (Used) by Investing Activities     $     32,682     $   (289,546)
                                                       -----------------------------

Cash Flows from Financing Activities
  Payments on Notes Payable                              (1,806,214)      (3,080,049)
  Capital Lease Obligations                                 (14,000)         (21,261)
                                                       -----------------------------
      Cash Provided (Used) by Financing Activities     $ (1,820,214)    $ (3,101,310)
                                                       -----------------------------
Net (Decrease) Increase in Cash                        $   (367,510)    $    445,067
Cash, Beginning of the Period                          $    739,408     $    374,628
                                                       -----------------------------
Cash, End of the Period                                $    371,898     $    819,695
                                                       =============================


See Accompanying Notes to the Financial Statements

                    DATATREND SERVICES, INC. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS

                    FOR THE SIX MONTHS ENDED JUNE 30, 1997


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

In January of 1995, Datatrend, Inc., through a reverse acquisition, was merged with Babystar, Inc., a publicly traded company ("the Merger"). Babystar, Inc. no longer has any operations. In November 1995, the combined entity changed its name to Datatrend Services, Inc. References to " the Company" shall apply to Datatrend Services Inc. Datatrend, Inc. survives as the wholly owned and sole operating subsidiary of the Company.

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

As of June 30, 1997 and December 31, 1996 the Company has a working capital deficiency and a capital reserve deficiency. Management believes that the current finances of the Company are not adequate to meet the current and future needs of the business and is reviewing its options for raising capital. As of this time there can be no assurances that additional capital can be raised. If the required capital can not be raised management is uncertain that the Company will be able to continue as a going concern.

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

Note 3 - Notes Payable
----------------------

Effective April 5, 1996, the Company converted $3,536,154 of trade accounts payable into term notes payable. At June 30, 1997 this note has been paid in full. In April of 1996, the Company obtained a $2,000,000 floor plan line of credit to finance the purchase of inventory. This floor plan facility was reduced to $200,000 as of June 1997 and will expire in September 1997. At June 30, 1997 the Company owed $-0- on this note.

                    DATATREND SERVICES, INC. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


Note 4 - Contingencies
----------------------

In April of 1997 the Company received notification from NASDAQ that it was not in compliance with the minimum equity standards to remain listed on the Small Cap Market. In July of 1997 the Company was delisted from the Small Cap Market.

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

                    DATATREND SERVICES, INC. AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Reserves
------------------------------

The Company's liquidity and capital reserves are severely impaired as of June 30, 1997. The Company's current liabilities ($11,971,255) exceeds its current assets ($9,744,742) by $2,226,513 at June 30, 1997 resulting a current ratio of .8 to 1. The Company's current ratio at December 31, 1996 was .9 to 1.

The Company has no long term debt at this time. In June of 1997 the Company's short term financing facilities were reduced from $2,000,000 to $200,000 and are due to expire entirely in September.

The Company's accumulated deficit has increased to ($1,717,303) at June 30, 1997 from ($95,954) at December 31, 1996. Management believes that it must raise additional capital to meet the current and future needs of the business and is reviewing its options for raising additional equity to secure an adequate level of capital reserves. As of this time there can be no assurance that the additional capital can be raised. If the capital can not be raised, management is uncertain that the Company will continue as a going concern.

Results of Operations
---------------------

Substantially all of the Company's assets are included in inventory and accounts receivable. Inventory values are $6,087,217 and $2,233,564 at June 30, 1997 and December 31, 1996, respectively. This represents an increase of $3,853,653, or 172% during the first two quarters of 1997. This increase is due to several programs that began in the first and second quarter of 1997 with major manufacturers and retailers. These programs allow the Company to purchase from the manufacturer or retailer inventory on terms to be resold through employee purchase programs, mass merchants and other fulfillment programs. Accounts receivable were $2,994,297 at June 30, 1997 and $3,025,558 at December 31, 1996, decreasing $31,261 or 1%. Management considers this decrease immaterial. Other current assets, including the Deferred Tax Asset, decreased $6,499 to $291,330 at June 30, 1997 from $297,829 at December 31, 1996.

Accounts payable at June 30, 1997 and December 31, 1996 were $11,275,018 and $4,711,559, an increase of $6,563,459, or 139%. This increase in accounts payable is attributable to the manufacturer and retailer programs discussed above. Notes payable financial institutions decreased $920,496 (100%) to $-0-from December 31, 1996. This note is used for short term financing of inventory purchases that must be paid down within sixty days of the purchase. The change in balances from December to June was made possible by the use of vendor terms to pay for the Company's purchases during the period. The vendor terms are advantageous to the Company as there is usually no finance charges associated with these. Accrued expenses increased $203,026 (44%) to $669,095 from December 31, 1996 to June 30, 1997.

                    DATATREND SERVICES, INC. AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITIONS AND RESULTS OF OPERATIONS
                                  (Continued)


Results of Operations (Continued)

The Company has paid off $1,806,214 of notes payable during 1997. At December 31, 1996, the Company had a short term note payable in the amount of $920,496 to a finance company and $885,718 to a vendor. During the first two quarters of 1997 the Company paid both notes in full.

Revenues, including product sales and service revenue, for the six months ended June 30, 1997 and 1996 respectively were $18,597,383 and $17,670,647. This represents an increase in revenues of $926,736 or 5%. During the first quarter of 1997 the Company sold approximately $2,400,000 to one mass merchant customer. If these sales were removed from the comparative financial statements revenue would have decreased for the six-month period.

In the first two quarters of 1997, the Company earned $1,809,035 in service revenue, by refurbishing the inventory of other manufacturers and retailers and by other miscellaneous services. The Company earned $2,325,767 in service revenue in the first two quarters of 1996. In 1996 the Company had a significant concentration with one customer in its refurbishing business, during 1997 sales to this customer have decreased significantly.

For the six months ended June 30, 1997 and 1996, cost of product sales were $17,512,705 and $15,072,068 an increase of $2,440,637, or 16%. The resulting gross profits on product sales were $1,084,678 or 5.8% of product sales, in the first two quarters of 1997, and $2,598,389 or 14.7% of product sales, for the same period in 1996. During the first two quarters of 1997 the overall gross margin decreased significantly when compared to 1996. This decrease can be attributed to two programs that the Company is managing for manufacturers. One of these programs limits gross margin to 4% and the other program generates a fixed fee per sale.

Operating expenses for the first two quarters of 1997 and 1996 were $4,508,097 and $4,042,786 respectively. The increase of $465,311, or 11% was primarily from costs associated with operating the Memphis facility. During all of the first quarter and most of the second quarter of 1996 the Memphis operations were run out of a smaller facility with less personnel.

The Company's current operations have resulted in a loss in the first two quarters of 1997 of ($1,621,349), or $(.34) per share, as compared to a profit during the same period in 1996 of $496,317 or $.11 per share. This is a decrease in profits of $2,117,666 , or $.45 per share. The change in profitably is directly related to the decrease in gross margin and additional operating expenses discussed above. In April of 1997 management took steps to reduce its operating expenses, including consolidating the warehouse and service facilities to the Memphis location, and reducing workforce costs.

                    DATATREND SERVICES, INC. AND SUBSIDIARY


Part II:                       OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

As previously reported the Company has filed an action in the United Stated District Court entitled Datatrend, Inc. v. Jabil Circuit, Inc.

The Company has been named as a defendant in a civil action entitled Tredex California, Inc. v. Randy Hurtado et al. Tredex California is seeking damages in excess of $1,750,000. The Company believes that it will not be materially affected by this lawsuit.

For further information please refer to the Company's Form 10-KSB for the year ended December 31, 1996.

Item 2.  Changes in Securities
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of security holders during the first two quarters of 1997.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports of Form 8-K
-----------------------------------------

    (a)  Exhibit 27. Financial Data Schedule.

    (b) No reports on Form 8-K were filed during the first two quarters of 1997.



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


DATATREND SERVICES, INC.


/s/  Mark A. Hanson
--------------------------------------
Mark A. Hanson
President, Chief Executive Officer and
Chief Accounting Officer