Form 10-Q
period 1997-09-30
BABYSTAR INC
filed 1997-11-19
CIK 806842

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.
                                  Form 10-Q

(Mark One)

/x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997
                               ------------------

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _________

Commission file number 0-15929
                       -------

                          DATATREND SERVICES, INC.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                               11-2726109
   -------------------------------             ----------------------
   (State or other Jurisdiction of                (I.R.S. Employer
   Incorporation or Organization)              Identification Number)

                 1515 Washington Street, Braintree, MA 02184
                 -------------------------------------------
                  (Address of Principal Executive Offices)

                               (617) 691-1200
              ------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

                               BABYSTAR, INC.
       ---------------------------------------------------------------
       (Former Name, Former Address and Former Fiscal Year, if changed
                             Since Last Report)

Check whether the issuer: (1) filed all required reports to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days,

Yes   X   No
    -----    -----

                   APPLICABLE ONLY TO ISSUERS INVOLVED IN
                      BANKRUPTCY PROCEEDINGS DURING THE
                            PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan.

Yes       No
    -----    -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the last practical date: Common Stock, $0.01 par value 4,712,795 shares at November 11, 1997.



                          FORM 10 Q QUARTERLY REPORT
                          --------------------------
                   DATATREND SERVICES, INC. AND SUBSIDIARY
                   ---------------------------------------

                                    INDEX
                                    -----

Part I: Financial Information Page

Item 1.

      Consolidated Balance Sheet - September 30, 1997 and December 31, 1996      2

      Consolidated Statement of Operations - Nine months Ended September 30,
       1997 and September 30, 1996                                               4

      Consolidated Statement of Stockholders' Equity                             5

      Consolidated Statement of Cash Flows - Nine months Ended
       September 30, 1997 and September 30, 1996                                 6

      Notes to the Financial Statements                                          7


Item 2.

      Management Discussion and Analysis of Financial Condition and
       Results of Operations                                                     9


Part II Other Information

      Items 1-6                                                                 11

Signatures                                                                      11




                   Datatrend Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                                  Unaudited
               As of September 30, 1997 and December 31, 1996


                         Assets
                         ------
                                                                 1997           1996
                                                                 ----           ----

Current Assets
  Cash and Cash equivalents                                   $    43,096    $  739,408
  Accounts Receivable, trade, net of allowance for
   doubtful accounts of $2,120,820 in 1997 and
   $1,485,548 in 1996                                           2,464,637     3,025,558
  Inventories, net of reserves totaling $1,419,601 in 1997      3,574,418     2,233,564
  Deferred Tax Asset                                              100,000       100,000
  Other Current Assets                                                  -       197,829
                                                              -------------------------
      Total Current  Assets                                   $ 6,182,151    $6,296,359
                                                              -------------------------

Property and Equipment, at Cost
  Furniture and Fixtures                                          175,946       175,946
  Warehouse Equipment                                             624,271       354,532
  Leasehold Improvements                                           47,771       173,881
  Computer Equipment                                              137,408       104,739
                                                              -------------------------
                                                              $   985,396    $  809,098

  Accumulated Depreciation                                       (366,963)     (291,617)
                                                              -------------------------
      Property and Equipment, Net                             $   618,433    $  517,481
                                                              -------------------------

Other Assets                                                  $    59,723    $  145,190
                                                              -------------------------

      Total Assets                                            $ 6,860,307    $6,959,030
                                                              =========================


See Accompanying Notes to the Financial Statements

                   Datatrend Services, Inc. and Subsidiary
                         Consolidated Balance Sheets
                                  Unaudited
               As of September 30, 1997 and December 31, 1996

         Liabilities and Stockholders' (Deficit)
         ---------------------------------------
                                                                 1997           1996
                                                                 ----           ----

Current Liabilities
  Notes Payable, Financial Institutions                       $         -    $  920,496
  Notes Payable, Others                                                 -       885,718
  Accounts Payable                                             10,694,494     4,711,559
  Accrued Expenses                                                392,826       466,069
  Capital Leases, Short Term                                       49,160        27,142
                                                              -------------------------
      Total Current Liabilities                               $11,136,480    $7,010,984
                                                              -------------------------

Long Term  Liabilities
  Capital Leases                                                  263,270        44,000
                                                              -------------------------

Stockholders' (Deficit)
  Common Stock
   $.01 Par value; 30,000,000 shares authorized,
   4,712,795 shares issued and outstanding at September  30,
   1997 and December 31, 1996 respectively                    $    47,138    $   47,138
  Additional Paid in Capital                                    2,343,606     2,343,606
  (Accumulated Deficit)                                        (6,930,187)   (2,486,698)
                                                              -------------------------
      Total (Deficit)                                         $(4,539,443)   $  (95,954)
                                                              -------------------------
Total Liabilities and Stockholders' (Deficit)                 $ 6,860,307    $6,959,030
                                                              =========================


See Accompanying Notes to the Financial Statements

                   Datatrend Services, Inc. and Subsidiary
                    Consolidated Statements of Operations
                                  Unaudited

                                                            Three Months Ended                      Nine Months Ended
                                                  --------------------------------------  --------------------------------------
                                                  September 30, 1997  September 30, 1996  September 30, 1997  September 30, 1996
                                                  ------------------  ------------------  ------------------  ------------------

Sales                                                $ 7,248,512         $7,585,153          $25,845,895         $25,597,444
Cost of Sales                                        $ 7,703,626         $6,758,225          $25,216,331         $22,172,128
                                                     -----------------------------------------------------------------------
Gross Profit                                         $  (455,114)        $  826,928          $   629,564         $ 3,425,316
Service Revenue                                      $   597,847         $1,407,310          $ 2,406,882         $ 3,733,077
                                                     -----------------------------------------------------------------------
Total                                                $   142,733         $2,234,238          $ 3,036,446         $ 7,158,393
                                                     -----------------------------------------------------------------------

Operating Expenses                                   $ 2,890,854         $2,687,650          $ 7,398,949         $ 6,807,024
                                                     -----------------------------------------------------------------------
Operating Income (Loss)                              $(2,748,121)        $ (453,412)         $(4,362,503)        $   351,369
                                                     -----------------------------------------------------------------------
Other Income and (Expense)
  Interest and Other Income (Expense)                $   (74,019)            11,096              (59,892)              6,987
  Interest Expense                                             -            (82,611)             (21,094)            (82,611)
                                                     -----------------------------------------------------------------------
      Total Other Income and (Expense)               $   (74,019)        $  (71,515)         $   (80,986)        $   (75,624)
                                                     -----------------------------------------------------------------------
Income (Loss) From Continuing Operations             $(2,822,140)        $ (524,927)         $(4,443,489)        $   275,745
  Before Provision for Income Taxes

Income Tax Expense (Benefit)

  Income Tax Expense                                 $         -         $  (29,500)         $         -         $    48,290
                                                     -----------------------------------------------------------------------

Income (Loss) from Continuing Operations             $(2,822,140)        $ (495,427)         $(4,443,489)        $   227,455
Income (Expenses) From Discontinued Operations                                    -
                                                     -----------------------------------------------------------------------
Net Income (Loss)                                    $(2,822,140)        $ (495,427)         $(4,443,489)        $   227,455
                                                     =======================================================================

Weighted Average Number of Shares                      4,712,795          4,712,795            4,712,795           4,712,795

Earnings (Loss) Per Share
  Continuing Operations                              $     (0.60)        $    (0.11)         $     (0.94)        $      0.05
                                                     -----------------------------------------------------------------------
      Net                                            $     (0.60)        $    (0.11)         $     (0.94)        $      0.05
                                                     =======================================================================


See Accompanying Notes to the Financial Statements

                   Datatrend Services, Inc. and Subsidiary
              Consolidated Statement of Stockholders' (Deficit)
                                  Unaudited


                                           Nine Months Ended         Net Loss for the
                                           September 30, 1997    Period Ended September 30    December 31, 1996
                                           ------------------    -------------------------    -----------------

Common Stock, Shares Outstanding                4,712,795                        -                4,712,795
                                               ============================================================

Par Value                                          47,138                        -                   47,138

Paid in Capital                                 2,343,606                        -                2,343,606

Accumulated Deficit                            (6,930,187)              (4,443,489)              (2,486,698)
                                               ------------------------------------------------------------
Total Stockholders' Accumulated Deficit        (4,539,443)              (4,443,489)                 (95,954)
                                               ============================================================


See Accompanying Notes to the Financial Statements

                   Datatrend Services, Inc. and Subsidiary
                    Consolidated Statement of Cash Flows
                                  Unaudited
                    Nine Months Ended September 30, 1997

                                                         1997            1996
                                                         ----            ----

Cash Flows from Operating Activities
  Net Income (Loss)                                    (4,443,489)    $   722,882
  Adjustments to Net Income
    Add Depreciation and Amortization                      75,346          58,846
    Changes in Operating Assets and Liabilities         5,327,588       3,054,195
                                                      ---------------------------
      Cash Provided (Used) by Operations              $   959,445     $ 3,835,923
                                                      ---------------------------

Cash Flows from Investing Activities
  Acquisition of Property and Equipment                   (42,599)    $  (274,590)
  Other Assets                                             85,467         (14,956)
  Cost Basis of Fixed Assets Sold                         165,301               -
                                                      ---------------------------
      Cash Provided (Used) by Investing Activities    $   208,169     $  (289,546)
                                                      ---------------------------

Cash Flows from Financing Activities
  Payments on Notes Payable                            (1,806,214)     (3,080,049)
  Capital Lease Obligations                               (57,712)        (21,261)

      Cash Provided (Used) by Financing
                                                      ---------------------------
       Activities                                     $(1,863,926)    $(3,101,310)
                                                      ---------------------------
Net (Decrease) Increase in Cash                       $  (696,312)    $   445,067
Cash, Beginning of the Period                         $   739,408     $   374,628
                                                      ---------------------------
Cash, End of the Period                               $    43,096     $   819,695
                                                      ===========================



See Accompanying Notes to the Financial Statements

                   DATATREND SERVICES, INC. AND SUBSIDIARY
                   ---------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                --------------------------------------------

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

In April of 1997 the Company received notification from NASDAQ that it was not in compliance with the minimum equity standards to remain listed on the Small Cap Market. In July of 1997 the Company was delisted.

In September of 1997 the Company announced that it had reached an agreement to sell a majority of the assets of its operating subsidiary, Datatrend, Inc. to Genco, Inc. The Company also entered into a separate contract which calls for Genco to manage the Company's operations and assume certain risks for losses during the transition period while the proposed sale is voted on by the shareholders. Genco's management contract began on September 8, 1997. For further information on this transaction please refer to the Company's report on form 8K filed on September 25, 1997.

The Company has 3,865,200 stock warrants outstanding, which have exercise prices between $.75 and $4.69 per share, with expiration dates before September 1999. In addition, the Company has 617,150 stock options outstanding, which have exercise prices between $2.93 and $5.25 and expiration dates between June 2006 and January 2007.

As of September 30, 1997 and December 31, 1996 the Company has a working capital deficiency and a capital reserve deficiency. Management believes that the current finances of the Company are not adequate to meet the current and future needs of the business and is pursuing the sale of the operating subsidiary discussed above to raise capital. As of this time there can be no assurances that the transaction will close and that if the sale was not completed that additional capital can be raised. If the sale is not consummated or the required capital can not be raised management is uncertain that the Company will be able to continue as a going concern.

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

                   DATATREND SERVICES, INC. AND SUBSIDIARY
                   ---------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                                 (Continued)


Revenue Recognition - The Company recognizes revenue when its products are shipped to its customers. Service revenue is recognized when services are provided to customers.

Note 3 - Notes Payable
----------------------

Effective April 5, 1996, the Company converted $3,536,154 of trade accounts payable into term notes payable. At September 30, 1997 this note has been paid in full. In April of 1996, the Company obtained a $2,000,000 floor plan line of credit to finance the purchase of inventory. This note was cancelled during the quarter ended September 30, 1997.

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

Liquidity and Capital Reserves
------------------------------

The Company's liquidity and capital reserves are severely impaired as of September 30, 1997. The Company's current liabilities ($11,136,480) exceed its current assets ($6,182,151) by $4,954,329 at September 30, 1997 resulting in a current ratio of .5 to 1. The Company had a current ratio of
 .9 to 1 at December 31, 1996.

The Company's accumulated deficit has increased to ($4,539,443) at September 30, 1997 from ($95,954) at December 31, 1996. Management believes that it must sell the operating subsidiary, as discussed in Note 1, or raise additional capital to meet the current and future needs of the business. As of this time there can be no assurance that the proposed sale will be completed or that additional capital can be raised. If the sale can not be completed or the capital can not be raised, management is uncertain that the Company will continue as a going concern.

On September 8, 1997 the Company entered into a Management and Administrative Services Agreement and an Asset Purchase Agreement with the Genco Management Company. The management agreement provides that Genco will manage the operations of the Company's wholly owned subsidiary, Datatrend, Inc. pending the closing of the Asset Purchase Agreement. Genco will provide some working capital in addition to management services as part of the agreement. For further information on this transaction please refer to the Company's report on form 8K filed on September 25, 1997. This financial report was prepared primarily from information provided by the Genco Management Company.

Substantially all of the Company's assets are included in inventory and accounts receivable. Inventory values are $3,574,418 and $2,233,564 at September 30, 1997 and December 31, 1996, respectively. This represents an increase of $1,340,854 or 60% during the first three quarters of 1997. This increase is due to several programs that began in the first three-quarters of 1997 with major manufacturers and retailers. These programs allow the Company to purchase from the manufacturer or retailer inventory on terms to be resold through employee purchase programs, mass merchants and other fulfillment programs. Accounts receivable were $2,464,637 at September 30, 1997 and $3,025,558 at December 31, 1996, decreasing $560,921, or 18%. The decrease is the result of increased reserves for potential bad debts during the third quarter. Other current assets, including the Deferred Tax Asset, decreased $197,829 to $-0- at September 30, 1997.

Accounts payable at September 30, 1997 and December 31, 1996 were
$10,694,494 and $4,711,559, an increase of $6,255,540, or 133%. This increase in accounts payable is attributable to the manufacturer and retailer programs discussed above. One individual vendor relationship accounts for over $4,000,000 of the increased payable. Accrued expenses did not change materially from December 31, 1996 to September 30, 1997.

At December 31, 1996, the Company had a short term note payable in the amount of $920,496 to a finance company and $885,718 to a vendor; these notes have been paid in full during 1997.

Results of Operations
---------------------

Revenues, including product sales and service revenue, for the nine months ended September 30, 1997 and 1996 respectively were $7,846,359 and $7,585,153. This represents an increase in revenues of $261,206 or 3%.

In the first three-quarters of 1997, the Company earned $2,406,882 in service revenue, by refurbishing the inventory of other manufacturers and retailers and by other miscellaneous services. The Company earned $3,733,077 in service revenue in the first three quarters of 1996. This decrease is attributable to the decreased revenue from a single client who represented a majority of the 1996 sales. The Company no longer does a material amount of business with this client.

                   DATATREND SERVICES, INC. AND SUBSIDIARY
                   ---------------------------------------
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITIONS AND RESULTS OF OPERATIONS
                                 (Continued)


Results of Operations (Continued)

For the nine months ended September 30, 1997 and 1996, cost of product sales were $25,216,331 and $22,172,128 an increase of $3,044,203, or 14%. The resulting gross profits on product sales were $629,564 or 2.4% of product sales, in the first three quarters of 1997, and $3,425,316 or 13% of product sales, for the same period in 1996. During the first three-quarters of 1997 the overall gross margin decreased significantly when compared to 1996. This decrease can be attributed to two programs that the Company is managing for manufacturers, one of these programs limits gross margins to 4% and the other program generates a fixed fee per sale, and the Company has increased its reserve for obsolescence by $772,000.

Operating expenses for the first three-quarters of 1997 and 1996 were $7,398,949 and $6,807,024 respectively. The increase of $691,925 or 10% was primarily from costs associated with closing the Braintree facility, employee layoffs and increased bad debt reserves.

The Company's current operations have resulted in a loss in the first three-quarters of 1997 of ($4,443,489), or $(.94) per share, as compared to a profit during the same period in 1996 of $227,455 or $.05 per share. This is a decrease in profits of $ 5,064,068, or ($.99) per share. The change in profitably is directly related to the reduced gross margin on product sales, reduced service revenue, increased costs for plant closings, receivable reserves and inventory reserves

Quantitative and Qualitative Discussions about Market Risk

Not Applicable.

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

The Company was named as a defendant in a civil action entitled Tredex California, Inc. v. Randy Hurtado et al. Tredex California was seeking damages in excess of $1,750,000. The Company settled this lawsuit in October of 1997 for $30,000.

Item 2.     Changes in Securities
-------     ---------------------

None.

Item 3.     Defaults Upon Senior Securities
-------     -------------------------------

None.

Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

No matters were submitted to a vote of security holders during the first three-quarters of 1997.

Item 5.     Other Information
-------     -----------------

None.

Item 6.     Exhibits and Reports of Form 8-K
-------     --------------------------------

(a) Exhibit 27. Financial Data Schedule

(b) A form 8K was filed on September 25, 1997. This report discussed the Asset Purchase Agreement and the Management and Administrative Services Agreement entered into with Genco Management Company.


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


DATATREND SERVICES, INC.


/s/  Mark A. Hanson
________________________________
Mark A. Hanson
President, Chief Executive Officer and
Chief Accounting Officer